Form 10KSB
period 2005-12-31
HIGHBURY FINANCIAL INC
filed 2006-04-10
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-51682

HIGHBURY FINANCIAL INC.

(Name of small business issuer in its charter)

Delaware	20-3187008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Eighteenth Street, Ste. 3000, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number            (303) 357-4802

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Units consisting of one share of Common Stock, $.0001 par value per share, and two Warrants.
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐
Issuer’s revenues for the fiscal year ended December 31, 2005 were $0.

As of March 31, 2006, the aggregate market value of the common stock held by non-affiliates of the Issuer was approximately $37,097,758.

In determining the market value of the voting stock held by any non-affiliates, shares of Common Stock of the Issuer beneficially owned by directors, officers, initial stockholders, and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2006, there were 9,635,000 shares of common stock, $.0001 per value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SAFE HARBOR PROVISIONS

This Annual Report on Form 10-KSB and the documents incorporated by reference into this Annual Report on Form 10-KSB include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our being a development stage company with no operating history;
•	our dependence on key personnel, some of whom may or may not join us following a business combination;
•	our personnel allocating their time to other businesses and potentially having conflicts of interest with our business;
•	our potentially being unable to complete a business combination in a timely manner;
•	our potentially being unable to obtain additional financing to complete a business combination;
•	the ownership of our securities being concentrated;
•	risks associated with the financial services industry; and
•	those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-KSB. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-KSB, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us. The forward-looking events we discuss in this Annual Report on Form 10-KSB speak only as of the date of such statements and might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-KSB, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Highbury Financial Inc.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Introduction

We are a recently organized Delaware special purpose acquisition company formed to serve as a vehicle for the acquisition or the acquisition of control of one or more operating businesses. We will limit our search to target businesses in the financial services industry that may provide significant opportunities for growth, with a particular focus on investment management and securities firms. Our efforts in identifying a prospective target business will not be limited to a particular geography.

On January 31, 2006, we closed our initial public offering of 6,733,333 units, with each unit consisting of one share of our common stock and two warrants (each warrant to purchase one share of our common stock at an exercise price of $5.00 per share). The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $40,399,998. On February 3, 2006, we sold an additional 1,010,000 units pursuant to the underwriters’ over-allotment option raising additional gross proceeds of $6,060,000. Immediately preceding the offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in a private placement at a price per unit of $6.00. (This private placement is referred to in this Annual Report on Form 10-KSB as the “private placement”.) After deducting underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private placement, prior to payment of the underwriters’ non-accountable offering expenses of $673,333 payable only upon completion of an initial business combination, were approximately $44,439,134, of which $43,289,567 was deposited into a trust fund and the remaining proceeds $1,149,567 were made available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest.

Financial Services Industry

According to the U.S. Bureau of Economic Analysis, the financial services industry has been the leading contributor to the U.S. gross domestic product, or GDP, for more than a decade; the industry’s contribution in 2004 was 20.7%. From 1994 through 2004, corporate profits in the financial industry grew at a compound annual rate of 13.8%, as compared to 3.1% for non-financial industries. As the domestic financial services industry continues to expand internationally over the next decade, we believe it will continue to be an important contributor to global economic growth.

Our universe of potential acquisition targets in the financial services industry includes, but is not limited to:

•	Asset management firms;
•	Banks;
•	Brokerage firms;
•	Financial information and technology companies and other vendors to the financial services industry;
•	Insurance underwriters and brokers;
•	Investment consultants;
•	Residential and commercial mortgage banking and servicing firms; and
•	Specialty finance and leasing companies.

Within the universe of potential targets set forth above, an important focus for us will be on certain industry subsectors including, but not limited to, those listed below.

•
Financial planning firms - Financial planning firms work with clients to identify and achieve financial objectives, including asset allocation, investment management and tax, estate and retirement planning.

•
Hedge funds and hedge funds of funds - Hedge funds are aggressively managed portfolios on behalf of qualified individual and institutional investors that invest in both conservative and speculative opportunities. A hedge fund of funds is a portfolio of investments in selected hedge funds.

•	High net worth managers - High net worth managers provide investment management and related services to high net worth individuals and families.
•
Institutional equity and fixed income managers - Institutional investment managers manage portfolios of equity, fixed income and other securities on behalf of institutional clients including, but not limited to, public and corporate pension plans, foundations and endowments.

•
Mutual fund managers - Mutual fund managers invest client assets in open-end and/or closed-end investment pools according to specific investment objectives and constraints outlined in each fund’s prospectus.

•	Private equity managers - Private equity funds are private partnerships that invest capital on behalf of qualified individuals and institutions in private and public companies.
•
Real estate investment managers, property managers and brokers - Real estate investment managers buy, manage and sell real estate properties on behalf of separate account clients and commingled investment pools. Real estate property managers oversee the day to-day operations and business plans for real estate properties. Real estate brokers generate commissions for arranging sales and leases of real estate properties.

•
Retail and institutional brokerage firms - Brokerage firms provide investment advice, trade execution services, investment research and other services to individual and institutional clients, typically in return for commissions.

•
Specialty trading companies - Specialty trading companies execute trades on behalf of third parties and their own accounts and may focus on (i) financial instruments including stocks, bonds and currencies and (ii) physical commodities including industrial metals, chemicals, energy and timber and the derivative contracts related to these assets.

•
Turnkey asset management platforms - Turnkey asset management platforms provide financial advisors with investment allocation advice, investment manager recommendations, investment performance reporting and related advisory services for the benefit of the financial advisors’ clients.

Over the past several years, the demand for asset management services has increased. According to the Federal Reserve Board’s Flow of Funds report, American households’ and non-profit organizations’ ownership of corporate equities and mutual fund shares has grown to represent nearly 16% of their total assets as of the fourth quarter of 2005, as compared to less than 8% two decades earlier. This trend toward increasing equity ownership is significant, because most of the firms in our target universe have operations related to the management of financial assets.

In addition, we believe technological advances will provide investment management firms with greater access to new markets and more robust information delivered on a real-time basis, both of which will improve operating efficiency. Over the last decade, the proliferation of media coverage worldwide via the internet, the development of electronic trading capabilities and the enhancement of back office software have significantly altered the economic fundamentals of the financial services industry.

Ten employees or equity holders of Berkshire Capital Securities LLC, or Berkshire Capital, (including R. Bruce Cameron, Berkshire Capital’s president, and Richard S. Foote, one of its managing directors) have invested in us through Broad Hollow LLC. Berkshire Capital, a registered broker-dealer, provides merger, acquisition, fairness opinion, valuation and strategic advisory services to the financial services industry, with a focus on investment management and securities firms. Over Berkshire Capital’s 23-year history, its partners have developed long-term relationships with a wide range of U.S. and foreign private and publicly held financial services organizations of all sizes. We believe these relationships will provide us with references to a broad population of potential acquisition targets.

We believe that potential acquisition targets may favor us over some other potential purchasers of their businesses, venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, for the following reasons:

•
We believe that potential acquisition targets may favor us over venture capital funds, leveraged buyout funds and other private equity funds because most of these funds have a finite life, which generally requires the fund to effect a liquidity event, such as a sale, refinancing or public offering, for portfolio companies in order to return capital to investors. Our capital structure does not require us to effect a liquidity event at any particular time.

•
We believe that potential acquisition targets may favor us over many large financial platforms, which may include, but are not limited to, banks, insurance companies or other holding companies, because we will not integrate the operations of our initial acquisition target into an existing environment and corporate culture with pre-existing methods of doing business, as is common with acquisitions by large financial platforms.

Our initial business combination must be with one or more operating businesses whose fair market value, collectively, is equal to at least 80% of our net assets at the time of such acquisition. This may be accomplished by identifying and acquiring a single business or multiple operating businesses contemporaneously.

Prior to completion of our initial business combination, we will seek to have all third parties, including any vendors, prospective target businesses and other entities with whom we engage in business, enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a third party were to refuse to enter into such a waiver, our decision to engage such third party would be based on our management’s determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our initial offering. We intend to use cash derived from the proceeds of our initial public offering and the private placement, our capital stock, debt or any combination thereof to effect a business combination involving one or more financial services businesses. Although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination as described in this Item 1, the proceeds are not otherwise designated for any more specific purpose. A business combination may involve the acquisition of, or merger with, one or more financial services businesses that do not need substantial additional capital but desire to establish a public trading market for their shares, while avoiding what they may deem to be adverse consequences of undertaking a public offering themselves. We believe these include certain time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In addition, a business combination may involve one or more companies that may be financially unstable or in the early stages of development or growth.

We have not agreed to acquire a target business

Prior to the closing of our initial public offering on January 31, 2006, we did not identify any target businesses or conduct any discussions regarding a potential business combination. We are currently in the process of identifying and evaluating target businesses for a business combination. Although we are participating in acquisition processes, we have not entered into any binding acquisition agreements. Subject to the requirement that our initial business combination must be with one or more financial services businesses that, collectively, have a fair market value equal to at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates in the financial services industry.

Sources of target businesses

Target business candidates have been and will continue to be brought to our attention from various unaffiliated sources that have included or may include professional service providers, including, but not limited to, investment bankers, attorneys, accountants, executive search firms and business brokers, public and private companies and private equity, venture capital and leveraged buyout funds. Our stockholders, officers and directors as well as their affiliates have brought and may continue to bring to our attention target business candidates. While we may be asked to pay finder’s fees or other compensation to sources providing proposals to us, we will not pay finder’s fees or other compensation to any source with respect to a proposal unless we have engaged that source to provide us with proposals on a compensated basis.

While we do not presently anticipate engaging the services of professional firms that specialize in sourcing business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation upon consummation of a business combination. Any such finder’s fee or compensation would be subject to arm’s-length negotiations between us and any such professional firms or other source of proposals and would likely be paid upon consummation of a business combination. Neither we nor any other person or entity will pay any of our existing officers, directors, stockholders, or any entity with which they are affiliated, any finder’s fee or other compensation for services rendered to us, including payments to related parties of the initial stockholders for performing due diligence prior to or in connection with the consummation of our initial business combination, other than the payment of $7,500 per month to Berkshire Capital in connection with the general and administrative services arrangement for services rendered to us and except that Broad Hollow LLC may grant bonuses in cash, shares of our common stock owned by Broad Hollow or Broad Hollow membership interests to such persons as described in Item 12, the section entitled “Certain Relationships and Related Transactions—Conflicts of Interest.” However, our initial stockholders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as participating in the offering process, identifying potential target operating businesses and performing due diligence on suitable business combinations. We have not reserved any specific amount for such payments, which may have the effect of reducing the available proceeds not deposited in the trust account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf. In addition, since the role of present management after our initial business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a business combination.

Selection of target businesses and structuring of a business combination

Subject to the requirement that our initial business combination must be with one or more financial services businesses that, collectively, have a fair market value equal to at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting prospective target businesses. Our management diligently reviews all of the proposals we receive with respect to prospective target businesses. In evaluating prospective target businesses, our management team considers, among other things, the criteria listed below.

•
Experience and skill of the target’s management and availability of additional personnel - We intend to have discussions with the incumbent management and meet with selected additional personnel to evaluate the character, quality and depth of the employee base.

•
Financial condition and results of operations - We intend to review the financial statements of the target to determine its financial strength and profitability. We intend to investigate the capital structure, including the quality of the assets of the business and the nature and terms of any liabilities, the nature and reliability of the revenues as well as the composition and characteristics of the company’s expense base. It is not possible, however, to specify any particular quantitative metrics of financial strength or profitability in the absence of the consideration of all other factors, both quantitative and qualitative, related to a specific transaction.

•
Growth potential - We intend to seek targets with attractive growth prospects for our initial business combination. We intend to conduct discussions with incumbent management about their plans for growth and analyze both industry-specific and macroeconomic trends which may impact the target company’s operations.

•	Capital requirements - We intend to evaluate the target’s capital position to operate the business and support future growth.
•
Competitive position - We intend to evaluate the target relative to its peers with respect to a variety of factors including market share, performance track record, client base, location, operating results, management team and diversity of product lines.

•
Stage of development of the products, processes or services - The development stage of the target’s products, processes and services may have direct impact on both the short and long-term growth potential for the target.

•
Degree of current or potential market acceptance of the products, processes or services - The degree to which the target’s products, processes or services have been embraced by the market will contribute significantly to our valuation of the target. As market acceptance and penetration increase, the risk of the product’s failure decreases. Widely distributed products, however, may not have the growth potential of newer products.

•
Proprietary features and degree of intellectual property or other protection of the products, processes or services, including the client base and performance track record - We will evaluate the target’s business for unique sources of value which may contribute to the success of the business.

•
Costs associated with effecting the business combination - Relative to our ability to finance a transaction, we intend to evaluate not only the acquisition price but also additional costs including, but not limited to, legal fees, taxes, regulatory filings, customer and vendor approval processes and employee retention packages.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination with one or more operating businesses will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management team in effecting a business combination consistent with our business objective. At this time, we do not know what, if any, other considerations we may deem to be relevant to evaluating a proposed business combination.

In evaluating prospective target businesses, we intend to conduct an extensive due diligence review of the target businesses that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information that will be made available to us. Our management team will lead this due diligence effort. In addition, we may retain industry experts for their assistance, perspective and recommendations in our evaluation of individual elements of the due diligence process, including, but not limited to, legal, tax, accounting, human resources and employee benefits issues. Our decision to enter into a business combination with an identified target will be guided by our management team’s comprehensive evaluation of the target with respect to all of the criteria listed above as well as the recommendations of any industry experts we may retain.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target businesses and their stockholders, as well as our own stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate target businesses and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of prospective target businesses with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. We will not pay any finders or consulting fees to our existing directors, officers, stockholders or special advisors, or any of their respective affiliates including Berkshire Capital and The Praedium Group LLC, or Praedium, for services rendered prior to or in connection with our initial business combination, nor will we condition our initial business combination on the retention post-closing of Berkshire Capital or Praedium.

In addition, if our initial business combination entails the contemporaneous acquisition of several operating businesses with different sellers, we would need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

Fair market value of target businesses

The initial target business or businesses that we acquire must have a collective fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings, cash flow and book value. If our board is not able to independently determine that the target businesses have a sufficient fair market value or if a conflict of interest exists, such as if management selects a company affiliated with one of our initial stockholders as a prospective target business, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the NASD with respect to the satisfaction of such criteria. We expect that any such opinion will be included in our proxy solicitation materials furnished to our stockholders in connection with a business combination. However, we will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target businesses have sufficient fair market value and no conflict of interest exists.

Possible lack of business diversification

The net proceeds from our initial public offering and the private placement were approximately $43,765,801 which we may use to complete a business combination. While we may seek to effect a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value, collectively, is equal to at least 80% of our net assets at the time of such acquisition. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties involved in consummating the contemporaneous acquisition of more than one operating company. These difficulties include the challenges associated with negotiating with more than one target company at the same time, including convincing multiple target companies to agree to have their respective acquisitions mutually conditioned. Also, we may not have sufficient management, financial and other resources to effectively investigate the business and affairs of multiple target companies simultaneously or to negotiate the terms of multiple acquisition agreements at the same time which could result in a failure to properly evaluate multiple acquisitions. Therefore, it is probable that we will have the ability to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

•	result in our dependency upon the performance of a single operating business;
•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and
•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risk or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risk and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of prospective target businesses when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the target business’ management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role, if any, of our officers and directors, in the target businesses cannot presently be stated with any certainty. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target businesses acquired.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target businesses. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of our initial business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the structure of the business combination is such that it would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of our initial business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business or businesses and certain required financial information regarding the business or businesses.

In connection with the vote required for our initial business combination, all of our stockholders that owned shares of our common stock prior to our initial public offering (referred to in this Annual Report on Form 10-KSB as our “initial stockholders”), including all of our officers, have agreed to vote the shares of common stock owned by them, whether acquired in the private placement, the offering or the aftermarket, in the same manner as the majority of the shares of common stock voted by our public stockholders. As a result, our initial stockholders will not have any conversion rights attributable to their shares in the event that our initial business combination is approved by a majority of our public stockholders. We will proceed with the initial business combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), net of taxes payable, and divided by the number of shares sold in our initial public offering and subject to the over-allotment option, or 7,433,333 shares. Without taking into account any interest earned on the trust account, the initial per-share conversion price would be approximately $5.59 or $0.41 less than the price of $6.00 that we sold each unit for in our initial public offering. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to eligible stockholders who elect conversion will be distributed promptly after completion of our initial business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any proposed business combination for which our public stockholders (other than our initial stockholders) owning 20% or more of the shares sold in our initial public offering both vote against the business combination, and subsequently also exercise their conversion rights.

Liquidation if no business combination

If we do not complete our initial business combination within 18 months after the consummation of our initial public offering, or within 24 months if the extension criteria described below have been satisfied, we will dissolve and promptly distribute to only our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, net of taxes payable, plus any remaining net assets. Our initial stockholders have agreed to waive their rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to our initial public offering and the shares included in the 166,667 units our initial stockholders purchased in the private placement; they will participate in any liquidation distribution with respect to any additional shares of common stock acquired in connection with or following our initial public offering. In addition, the underwriters have agreed to waive their rights to the approximately $673,333 deposited in the trust account for their benefit. There will be no distribution from the trust account with respect to the warrants and all rights with respect to the warrants will effectively terminate upon our liquidation.

If we were to expend all of the proceeds of our initial public offering and the private placement, other than the proceeds deposited in the trust account, without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price to the public stockholders would be $5.59, or $0.41 less than the price of $6.00 that we sold each unit for in our initial public offering. We could, however, become subject to the claims of our creditors that could be in preference to the claims of our public stockholders. We cannot assure you that the actual per-share liquidation price will not be less than $5.59, plus net interest, due to claims of creditors. Messrs. Foote and Cameron have each agreed pursuant to an agreement with us, EarlyBirdCapital, Inc. and ThinkEquity Partners LLC that, if we liquidate prior to the consummation of our initial business combination, they will be personally liable to ensure that the proceeds of the trust account are not reduced by the claims of vendors for services rendered or products sold to us as well as claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not complete a combination with such business. However, Messrs. Foote and Cameron may not be able to satisfy those obligations.

Prior to completion of our initial business combination, we will seek to have all third parties, including any vendors, prospective target businesses or other entities with whom we engage in business enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. In the event that a third party were to refuse to enter into such a waiver, our decision to engage such third party or to enter into discussions with such target business would be based on our management’s determination that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to enter into such a waiver.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of our initial public offering, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our liquidation or if a stockholder seeks to convert his shares into cash in connection with our initial business combination, which the stockholder voted against, that is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Competition

We believe that potential acquisition targets may favor us over some other potential purchasers of their businesses, which may include venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, for the following reasons:

•
Because our capital structure does not require us to effect a liquidity event at any particular time, we believe that potential acquisition targets may favor us over certain other entities.  Such entities include venture capital funds, leveraged buyout funds and other private equity funds that have finite lives, which generally require the funds to effect a liquidity event, such as a sale, refinancing or public offering, for portfolio companies in order to return capital to investors.

•
We will not integrate the operations of our initial acquisition target into an existing environment and corporate culture with pre-existing methods of doing business, as is common with acquisitions by large financial platforms. Therefore, we believe that potential acquisition targets may favor us over many large financial platforms, which may include, but are not limited to, banks, insurance companies or other holding companies.

Nonetheless, in identifying, evaluating and pursuing target businesses, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, human and other resources than we. Our ability to compete in acquiring a target business will be limited by our available resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of target businesses. Further:

•	our obligation to seek stockholder approval of our initial business combination may impede or delay the completion of a transaction;
•
the requirement that the target business have audited financial statements at the time of acquisition in conformity with United States generally accepted accounting principles may limit the acquisition targets we may pursue;

•	our obligation to convert shares of common stock held by our stockholders into cash in certain instances may reduce the resources available to effect a business combination; and
•
our outstanding warrants and the purchase option granted to ThinkEquity Partners LLC and EarlyBirdCapital, Inc., and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination, particularly against a competitor that does not need stockholder approval.

If we succeed in effecting our initial business combination, there will, in all likelihood, be intense competition from competitors of the target businesses. Subsequent to our initial business combination, we may not have the resources to compete effectively.

Regulation

Acquisitions of financial services companies are often subject to significant regulatory requirements and consents, and we will not be able to consummate a business combination with certain types of financial services companies without complying with applicable laws and regulations and obtaining required governmental or client consents. For example, if we were to attempt to acquire or acquire control of an investment management firm, we would have to obtain consents of the firm’s investment management clients or enter into new contracts with them, and there is no assurance that we would be able to obtain such consents or enter into new contracts. Similarly, if we were to attempt to acquire certain banks, we would be required to obtain the approvals of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and/or state banking commissions. If our acquisition target were an insurance company, state insurance commissioners in the states where the insurance company does business would review an acquisition transaction and could prevent it by withholding their consent. The acquisition of a business in other sectors of the financial services industry may require similar approvals or consents.

We may not receive any such required approvals or we may not receive them in a timely manner, which may be a result of factors or matters beyond our control. Satisfying any requirements of regulatory agencies may delay the date of our completion of our initial business combination beyond the required time frame (18 months after the consummation of our initial public offering or 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our initial public offering and our initial business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate our initial business combination within the required time frame we will be forced to liquidate.

Because we intend to acquire, or acquire control of, one or more operating businesses in the financial services industry, following our initial business combination, we will become subject to the regulatory regimes that govern the business or businesses we acquire. The financial services industry is subject to extensive regulation. Many regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censure, fine, the issuance of cease-and-desist orders, prohibitions against engaging in some lines of business or the suspension or expulsion of a broker-dealer or investment adviser. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with financial services firms and are not designed to protect our stockholders. Regulations and investigations may result in limitations on our activities such as the restrictions imposed on several leading securities firms as part of a settlement these firms reached with federal and state securities regulators and self-regulatory organizations in 2003 to resolve investigations into equity research analysts’ alleged conflicts of interest.

Governmental and self-regulatory organizations, including the SEC, the NASD and national securities exchanges such as the New York Stock Exchange, impose and enforce regulations on financial services companies. U.S. self-regulatory organizations adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered broker-dealers and investment advisers. For example, U.S. broker-dealers are subject to rules and regulations that cover all aspects of the securities business including sales methods and trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit and the conduct of officers and employees. The types of regulations to which investment advisers are subject are also extensive and include: recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees.

The SEC, the NASD and various regulatory agencies also have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from the NASD and other regulatory bodies, which ultimately could prevent any broker-dealers that we acquire or acquire control of from performing as a broker-dealer. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of broker-dealers, which could harm our business if we were to consummate a business combination with a securities brokerage firm.

The regulatory environment in which we will operate is also subject to modifications and further regulations. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. For example, recently the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, including actions taken by the New York State Attorney General, there have been a number of proposals to modify various state laws and regulations regarding insurance agents and brokers, including proposals by the National Association of Insurance Commissioners, that could impose additional legal obligations, including disclosure obligations, on us if we were to offer insurance or other financial products.

Employees

We currently have three executive officers, two of whom are also members of our board of directors. We have no employees. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants, as well as the purchase option provided to ThinkEquity Partners LLC and EarlyBirdCapital, Inc., under the Securities Exchange Act of 1934, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will not acquire a target business if audited financial statements in conformity with United States generally accepted accounting principles cannot be obtained for the target business. Additionally, our management will provide stockholders with audited financial statements, prepared in accordance with generally accepted accounting principles, of the prospective businesses as part of the proxy solicitation materials sent to stockholders to assist them in assessing a business combination. The requirement of having available audited financial statements may limit the pool of potential target businesses available for acquisition.

Risk Factors

In addition to other information included in this Annual Report on Form 10-KSB, the following factors should be considered in evaluating our business and future prospects.

Risks Related To Our Business

We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Because we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses. We will not generate any revenues until, at the earliest, after the consummation of our initial business combination. We cannot assure you as to when, or if, our initial business combination will occur.

We may not be able to consummate our initial business combination within the required time frame, in which case, we will be forced to liquidate.

We must complete our initial business combination with one or more operating businesses whose fair market value, collectively, is equal to at least 80% of our net assets at the time of the acquisition within 18 months after the consummation of our initial public offering (or within 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our initial public offering and the initial business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate our initial business combination within the required time frame, we will be forced to liquidate. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of our initial business combination.

If we are forced to liquidate before our initial business combination, our public stockholders will receive less than $6.00 per share upon distribution of the funds held in the trust account and our warrants will expire with no value.

If we are unable to complete our initial business combination and are forced to liquidate our assets, the per-share liquidation amount will be less than $6.00 (the price per unit sold in our initial public offering) because of the expenses of our initial public offering, our general and administrative expenses and the cost of seeking our initial business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire with no value if we liquidate before the completion of our initial business combination.

Our stockholders will not be entitled to protections normally afforded to investors of blank check companies under federal securities laws.

Because the net proceeds of our initial public offering are intended to be used to complete a business combination with one or more operating businesses that have not been identified, we may be deemed to be a blank check company under federal securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from the rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Between August 1, 2003 and March 31, 2006, based upon publicly available information, approximately 52 similarly structured blank check companies have completed initial public offerings. Of these companies, six companies have consummated a business combination, while ten other companies have announced they have entered into a letter of intent or a definitive agreement for a business combination, but have not consummated such business combination. Accordingly, as of March 31, 2006, there are approximately 36 “blank check” companies with approximately $2.7 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of blank check companies that have filed registration statements for initial public offerings that have not yet been completed, and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this report and prior to our completion of our initial business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose or have very broad definitions of the industry they will target. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we may not be able to effect our initial business combination within the required time period. Further, because only 16 of such companies have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities or that many privately held target businesses are not inclined to enter into these types of transactions with publicly-held blank check companies like ours. If we are unable to consummate our initial business combination with a target business within the prescribed time periods, we will be forced to liquidate.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share liquidation price received by our public stockholders will be less than $5.59 per share.

Placing the funds in a trust account may not protect those funds from third-party claims against us. Although we will seek to have all third parties, including any vendors, prospective target businesses and other entities with whom we engage in business, enter into agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will enter into such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in the trust account could be subject to claims that could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $5.59, plus interest, due to claims of such creditors or other entities. If we are unable to complete our initial business combination and are forced to liquidate, Richard S. Foote, our president, chief executive officer and director, and R. Bruce Cameron, our chairman of the board, have each agreed to be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of vendors for services rendered or products sold to us, as well as claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not complete a combination with such business. However, Messrs. Foote and Cameron may not be able to satisfy those obligations. Moreover, under Delaware law, our stockholders may be held liable for claims by third parties to the extent that we have not paid such claims and our stockholders have received liquidating distributions from us.

Because we have not selected any prospective target businesses, public stockholders will be unable to ascertain the merits or risks of any particular target business’ operations.

Because we have not yet entered into a binding agreement with any prospective target businesses with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, financial condition or prospects. To the extent we complete a business combination, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors, and because of the requirement that we complete our initial business combination within the required time frame (18 months after the consummation of our initial public offering or 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our initial public offering and the initial business combination relating thereto has not yet been consummated within such 18-month period) we may not have adequate time to complete due diligence. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in any particular target business.

A significant portion of working capital could be expended in pursuing acquisitions that are not consummated.

The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. In addition, we may opt to make down-payments or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction, potentially including down payments or exclusivity or similar fees, would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons, including those beyond our control such as that 20% or more of our public stockholders vote against the transaction and subsequently also exercise their conversion rights even though a majority of our public stockholders approve the transaction. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may have insufficient resources to cover our operating expenses and the expenses of consummating a business combination.

We have reserved approximately $1,149,567 from the proceeds of our initial public offering to cover our operating expenses for the next 24 months and to cover the expenses incurred in investigating and structuring our initial business combination. This amount is based on management’s estimates of the costs needed to fund our operations for the next 24 months and consummate our initial business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with a business combination that is not consummated. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the initial stockholders or from third parties. We may not be able to obtain additional financing and our initial stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to liquidate prior to consummating our initial business combination.

We may issue additional shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001. There are 23,534,999 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to ThinkEquity Partners LLC and EarlyBirdCapital, Inc.) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments as of the date of our initial public offering to issue any additional securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•	may significantly reduce the equity interest of investors in our initial public offering;
•
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

We may choose to incur a substantial amount of debt to finance a business combination. The incurrence of debt:

•	may lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;
•
may cause an acceleration of our obligation to repay the debt, even if we make all principal and interest payments when due, if we breach the covenants contained in the terms of any debt documents, such as covenants that require the maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	may create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand;
•
may hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors;

•	may make it more difficult or impossible for us to pay dividends on our common stock;
•
may require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	may limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	may make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	may limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and
•	may place us at a disadvantage compared to our competitors who have less debt.

Any of the above listed factors could materially and adversely affect our business and results of operations. Furthermore, if our debt bears interest at floating rates, our interest expense could increase if interest rates rise. If we do not have sufficient earnings to service any debt incurred, we would likely need to refinance all or part of that debt, sell assets, borrow more money or sell securities and we may be unable to do so on commercially reasonable terms or at all.

Our ability to successfully effect our initial business combination and to be successful afterwards will be completely dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination and may be unfamiliar with the requirements of operating a public company, which may adversely affect our operations.

Our ability to successfully effect our initial business combination will be completely dependent upon the efforts of our key personnel. The future role of our key personnel following our initial business combination, however, cannot presently be fully ascertained. Specifically, although the members of our current management currently intend to continue to be associated with us, they are not obligated to remain with us subsequent to our initial business combination, and we cannot assure you that the resignation or retention of our current management will be included as a term or condition in any agreement with respect to our initial business combination. Although we expect one or more members of our management to serve on our board of directors following our initial business combination, subject to continued election by the stockholders, it is unlikely that they will operate the target company on a day-to-day basis. Accordingly, we anticipate employing other personnel following our initial business combination. While we intend to closely scrutinize any additional individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct or that these individuals will remain with us. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may materially adversely affect our operations.

The loss of key executives could adversely affect our ability to operate.

Our operations are dependent upon the relatively small group of our key executives, R. Bruce Cameron, our chairman of the board, Richard S. Foote, our president and chief executive officer, and R. Bradley Forth, our executive vice president, chief financial officer and secretary. We believe that our success depends on the continued service of these individuals. Although Messrs. Cameron, Foote and Forth currently intend to continue to be associated with us following our initial business combination, we cannot assure you that they will remain with us for the foreseeable future. We do not have employment contracts with any of our current executives. The unexpected loss of the services of one or more of these executives could have a detrimental effect on us.

Our directors may have a conflict of interest in identifying and selecting target businesses.

Our board of directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination. The personal and financial interests of our directors and officers may influence them to condition an acquisition on their retention with us post-closing, and to view more favorably acquisition targets that offer any of our existing management or stockholders a continuing relationship, as an officer, director, consultant or other third-party service provider, after the business combination.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full-time employees prior to the consummation of our initial business combination. Each of our officers and directors is engaged in other significant business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. For a more detailed discussion of the potential conflicts of interest of which you should be aware, see Item 12 entitled “Certain Relationships and Related Transactions.”

Our officers and directors may have, or in the future may have, fiduciary obligations to other entities, which could cause additional conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. Further, our officers and directors are affiliated with other entities which may be presented with business opportunities, either for themselves or for their clients, which may also be appropriate for presentation to us. Specifically, Messrs. Cameron, Foote and Forth are either employed by or equity owners of Berkshire Capital, a registered broker-dealer that provides financial advisory services to clients in connection with mergers and acquisitions in the financial services industry. Berkshire Capital’s clients may compete with us for acquisitions in the financial services industry and Berkshire Capital may have a duty to present certain acquisition opportunities to its clients before it presents them to us. Similarly, one of our directors , Russell L. Appel, is the president of Praedium, a real estate investment firm, and he may have a duty to present certain acquisition opportunities in the real estate investment management area to Praedium or affiliated entities before he presents them to us. We cannot assure you that these or other conflicts of interest arising out of our officers’ and directors’ affiliations with other entities would be resolved in our favor. For a more detailed discussion of our management’s business affiliations and the potential conflicts of interest of which you should be aware, see Item 9 entitled “Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of The Exchange Act” and Item 12 entitled “Certain Relationships and Related Transactions.”

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliates of our initial stockholders, which may raise potential conflicts.

Although we do not anticipate acquiring or acquiring control of businesses affiliated with our initial stockholders in connection with our initial business combination, we have agreed to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our initial stockholders. Despite this agreement, potential conflicts of interest may still exist and, as a result, the terms of our initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

In particular, Berkshire Capital, in its capacity as a financial advisor to its clients, may present us with acquisition opportunities on behalf of its clients. We will not pay Berkshire Capital any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of our initial business combination, other than $7,500 per month in connection with the general and administrative services arrangement for services rendered to us. Also, the completion of a business combination between us and an entity owned by a client of Berkshire Capital or any other business in which our officers or directors may have an interest could enhance their prospects for future business from such client. Because certain of our officers and directors are employees and beneficial owners of Berkshire Capital and other businesses, they may have a conflict of interest in determining whether to recommend a business combination with a Berkshire Capital client or an entity affiliated with a client of Berkshire Capital or any other business in which our officers or directors may have an interest. For a more detailed discussion of our management’s business affiliations and the potential conflicts of interest of which you should be aware, see Item 9 entitled “Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of The Exchange Act” and Item 12 entitled “Certain Relationships and Related Transactions.”

Because certain of our directors and officers own shares of our common stock that will not participate in liquidation distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our directors and officers who own stock in our company have, with respect to shares of our common stock acquired by them prior to our initial public offering and 166,667 shares of common stock included in the units our initial stockholders purchased in the private placement, waived their right to receive distributions upon our liquidation in the event we fail to complete our initial business combination. These shares and any warrants owned by our officers and directors and their affiliates will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting target businesses and completing our initial business combination in a timely manner. Consequently, our directors’ and officers’ discretion in identifying and selecting suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our directors’ and officers’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

None of our officers, directors or initial stockholders will receive any compensation for their due diligence efforts, other than reimbursement of any out-of-pocket expenses they may incur on our behalf while performing due diligence of prospective target businesses. Any reimbursement of out-of-pocket expenses would occur at our discretion. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial business combination. The amount of available proceeds is based on management’s estimates of the funds needed to fund our operations for the next 24 months and consummate our initial business combination. Those estimates may prove to be inaccurate, especially if a portion of the available proceeds is used to make a down payment in connection with a business combination or pay exclusivity or similar fees or if we expend a significant portion in pursuit of an acquisition that is not consummated. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the public stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;
•	receive the purchaser’s written agreement to a transaction prior to sale;
•
provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks,” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that we will be able to complete only one business combination, which may cause us to be solely dependent on a single business and a limited number of services.

The net proceeds from our initial public offering and the private placement provided us with approximately $43,765,801 of which we will seek to use a portion to complete our initial business combination. Although we may seek to effect a business combination with more than one target business, our initial business combination must be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets at the time of the acquisition. At the time of our initial business combination, we may not be able to acquire or acquire control of more than one target business because of various factors, including insufficient financing or the difficulties involved in consummating the contemporaneous acquisition of more than one operating company. Therefore, it is probable that following our initial business combination we will have only a single operating business, which may have only a limited number of services. The resulting lack of diversification may:

•	result in our dependence upon the performance of a single or small number of operating businesses;
•	result in our dependence upon the development or market acceptance of a single or limited number of processes or services; and
•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, competing for acquisitions. In addition, we will compete with numerous integrated financial services organizations, insurance brokers, insurance companies, banks and other entities to acquire high quality independent financial services firms. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:

•	our obligation to seek stockholder approval of our initial business combination may delay the consummation of a transaction;
•
the requirement that the target business have audited financial statements at the time of acquisition in conformity with United States generally accepted accounting principles may limit the acquisition targets we may pursue;

•	our obligation to convert into cash up to 20% of the shares of our common stock held by our public stockholders in certain instances may reduce the resources available for a business combination; and
•
our outstanding warrants and the purchase option granted to ThinkEquity Partners LLC and EarlyBirdCapital, Inc., and the potential future dilution they represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination, particularly against a competitor that does not need stockholder approval.

In addition, because our initial business combination may entail the contemporaneous acquisition of several operating businesses and may be with different sellers, we may be unable to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the private placement will be sufficient to allow us to consummate our initial business combination, we have not yet entered into a binding agreement with any prospective target business and we cannot ascertain the capital requirements for any particular business combination. If we require further funds, either because of the size of the business combination or the depletion of the available net proceeds in search of target businesses, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We may not be able to obtain such financing on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure or abandon that particular business combination and seek alternative target business candidates. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business or businesses. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business or businesses. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after the consummation of a business combination.

Our initial stockholders, including officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Immediately following the consummation of our initial public offering and the private placement, our initial stockholders collectively owned approximately 19.6% of our issued and outstanding shares of common stock which could permit them to effectively influence the outcome of all matters requiring approval by our stockholders at such time, including the election of directors and approval of significant corporate transactions, following the consummation of our initial business combination. In connection with the vote required for our initial business combination, all of our initial stockholders have agree to vote the shares of common stock owned by them, including any shares offered by this prospectus or acquired following our initial public offering, in accordance with the majority of the shares of common stock voted by the public stockholders (other than our initial stockholders).

Our board of directors will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of our initial business combination and may continue to exercise substantial control after our initial business combination due to their significant ownership. In addition, the affiliates and relatives of our initial stockholders are not prohibited from purchasing units in our initial public offering or shares in the aftermarket, and they will have full voting rights with respect to any shares of common stock they may acquire, either through our initial public offering or in subsequent market transactions. If they do, our initial stockholders, through their affiliates and relatives, may have considerable influence upon the vote in connection with our initial business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with our initial public offering and the private placement, as part of the units, we issued warrants to purchase 15,820,000 shares of common stock. We also issued an option to ThinkEquity Partners LLC and EarlyBirdCapital, Inc. which, if exercised, will result in the issuance of 336,667 shares of common stock and warrants to purchase 673,334 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the acquisition cost o f a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, our stockholders may experience dilution to their holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock owned prior to our initial public offering in certain circumstances. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which their shares of common stock are released from escrow. Our initial stockholders are also entitled to demand that we register the resale of the common stock and warrants underlying the units purchased by them in the private placement at any time after consummation of our initial business combination. If they do so, there will be an additional 1,891,667 shares of common stock eligible for trading in the public market (and potentially another 333,334 shares of common stock issuable to our initial stockholders upon exercise of warrants included as part of the units they purchased in the private placement). The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the acquisition cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are quoted on the OTC Bulletin Board, a NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Lack of liquidity may limit the price at which you may be able to sell our securities or your ability to sell our securities at all. We cannot assure you, however, that such securities will continue to be authorized for quotation on the OTC Bulletin Board or any other market in the future.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in the trust account may only be invested by the trust agent in money market funds meeting conditions of the Investment Company Act of 1940 or securities issued or guaranteed by the United States. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.

Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because certain of our directors owns shares of our securities and all our directors may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

If the private placement was not conducted in compliance with applicable law, our initial stockholders may have the right to rescind their unit purchases.  Their rescission rights, if any, may require us to refund an aggregate $1,000,002 to them, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our initial public offering, the amount available to our public stockholders upon our liquidation.

Although we believe that we have conducted the private placement in accordance with applicable law, there is a risk that the units, and shares and warrants underlying the units, should have been registered under the Securities Act of 1933, as amended, and applicable blue sky laws. Although the initial stockholders have waived their rights, if any, to rescind their unit purchases as a remedy for our failure to register these securities, their waivers may not be enforceable in light of the public policy underlying Federal and state securities laws. If our initial stockholders bring a claim against us and successfully assert rescission rights, we may be required to refund an aggregate $1,000,002, with interest thereon, to them, thereby reducing the amount in the trust account available to us to consummate a business combination, or, in the event we do not complete a business combination within the period prescribed by our initial public offering, the amount available to our public stockholders upon our liquidation.

Risks Related to the Financial Services Industry

We may be subject to significant regulatory requirements in connection with our efforts to consummate a business combination with a financial services firm, which may result in our failure to consummate our initial business combination within the required time frame and may force us to liquidate.

Acquisitions of financial services companies are often subject to significant regulatory requirements and consents, and we will not be able to consummate a business combination with certain types of financial services companies without complying with applicable laws and regulations and obtaining required governmental or client consents. For example, if we were to attempt to acquire or acquire control of an investment management firm, we would have to obtain consents of the firm’s investment management clients or enter into new contracts with them, and there is no assurance that we would be able to obtain such consents or enter into new contracts. Similarly, if we were to attempt to acquire certain banks, we would be required to obtain the approvals of the Board of Governors of the Federal Reserve Systems, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and/or state banking commissions. If our acquisition target were an insurance company, state insurance commissioners in the states where the insurance company does business would review an acquisition transaction and could prevent it by withholding their consent. The acquisition of a business in other sectors of the financial services industry may require similar approvals or consents.

We may not receive any such required approvals or we may not receive them in a timely manner, including as a result of factors or matters beyond our control. Satisfying any requirements of regulatory agencies may delay the date of our completion of our initial business combination beyond the required time frame (18 months after the consummation of our initial public offering or 24 months after the consummation of our initial public offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our initial public offering and the initial business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate our initial business combination within the required time frame we may be forced to liquidate.

The financial services industry faces substantial regulatory and litigation risks and conflicts of interest, and, after the consummation of a business combination with a company in the financial services industry, we may face legal liability and reduced revenues and profitability if our services are not regarded as compliant or for other reasons.

The financial services industry is subject to extensive regulation. Many regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censure, fine, the issuance of cease-and-desist orders, prohibitions against engaging in some lines of business or the suspension or expulsion of a broker-dealer or investment adviser. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with financial services firms and are not designed to protect our stockholders. Regulations and investigations may result in limitations on our activities such as the restrictions imposed on several leading securities firms as part of a settlement these firms reached with federal and state securities regulators and self-regulatory organizations in 2003 to resolve investigations into equity research analysts’ alleged conflicts of interest.

Governmental and self-regulatory organizations, including the SEC, the NASD and national securities exchanges such as the New York Stock Exchange, impose and enforce regulations on financial services companies. U.S. self-regulatory organizations adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered broker-dealers and investment advisers. For example, U.S. broker-dealers are subject to rules and regulations that cover all aspects of the securities business including: sales methods and trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit; and the conduct of officers and employees. The types of regulations to which investment advisers are subject are also extensive and include: recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees.

The SEC, the NASD and various regulatory agencies also have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from the NASD and other regulatory bodies, which ultimately could prevent any broker-dealers that we acquire or acquire control of from performing as a broker-dealer. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of broker-dealers, which could harm our business if we were to consummate a business combination with a securities brokerage firm.

The regulatory environment in which we will operate is also subject to modifications and further regulations. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us also may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. For example, recently the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, including actions taken by the New York State Attorney General, there have been a number of proposals to modify various state laws and regulations regarding insurance agents and brokers, including proposals by the National Association of Insurance Commissioners, that could impose additional legal obligations, including disclosure obligations, on us if we were to offer insurance or other financial products.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services firms has been increasing. After our initial business combination, our engagement agreements or arrangements may include provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We may also be subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. The risk of significant legal liability is often difficult to assess or quantify and its existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results o f operations or cause significant reputational harm to us, which could seriously harm our business.

Financial services firms are subject to numerous conflicts of interest or perceived conflicts of interest. We will need to adopt various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

After the consummation of our initial business combination, we will face strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than we may be able to offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

After consummation of our initial business combination in the financial services industry, we will compete with other firms - both domestic and foreign - on a number of factors, including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We may fail to attract new business and we may lose clients if, among other reasons, we are not able to compete effectively. We will also face significant competition as result of a recent trend toward consolidation in this industry. In the past several years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products such as loans, deposit-taking and insurance, brokerage, investment management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure on other businesses. The passage of the Gramm-Leach-Bliley Act in 1999 reduced barriers to large institutions providing a wide range of financial services products and services. We believe, in light of increasing industry consolidation and the regulatory overhaul of the financial services industry, that competition will continue to increase from providers of financial services products.

The financial services industry has inherent risks, which may affect our net income and revenues.

The financial services business is, by its nature, subject to numerous and substantial risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, our net income and revenues are likely to be subject to wide fluctuations, reflecting the effect of many factors, including: general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. These and other factors could affect the stability and liquidity of securities and future markets, and the ability of issuers, other securities firms and counterparties to perform their obligations.

A reduced volume of securities and future transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts, particularly in volatile or illiquid markets, or in markets influenced by sustained periods of low or negative economic growth, including the risk of losses resulting from the ownership of securities, trading and the failure of counterparties to meet commitments. In particular, if we consummate a business combination with an investment management firm, our business could be expected to generate lower revenue in a market or general economic downturn. Under a typical arrangement for an investment management business, the investment advisory fees we could receive would be based on the market value of the assets under management. Accordingly, a decline in the prices of securities would be expected to cause our revenue and income to decline by:

•	causing the value of the assets under management to decrease, which would result in lower investment advisory fees;
•	causing negative absolute performance returns for some accounts which have performance-based incentive fees, resulting in a reduction of revenue from such fees; or
•
causing some of our clients to withdraw funds from our investment management business in favor of investments they perceive as offering greater opportunity and lower risk, which also would result in lower investment advisory fees.

Many financial services firms face credit risks which, if not properly managed, could cause revenues and net income to decrease.

Many types of financial services firms, including banks and broker-dealers, lend funds to their customers. Among the risks all lenders face is the risk that some of their borrowers will not repay their loans. The ability of borrowers to repay their obligations may be adversely affected by factors beyond our control, including local and general economic and market conditions. A substantial portion of the loans may be secured by liens on real estate or securities. These same factors may adversely affect the value of real estate and securities as collateral. If we enter into a business combination with a firm that makes loans, we would maintain an allowance for loan losses to reflect the level of losses determined by management to be inherent in the loan portfolio. However, the level of the allowance and the amount of the provisions would only be estimates based on management’s judgment, and actual losses incurred could materially exceed the amount of the allowance or require substantial additional provisions to the allowance, either of which would likely have a material adverse effect on our revenues and net income.

ITEM 2.	DESCRIPTION OF PROPERTY

We do not own any real estate or other physical properties. Our headquarters are located at 999 Eighteenth Street, Suite 3000, Denver, Colorado 80202. The cost of this space is included in the $7,500 per month fee Berkshire Capital charges us for general and administrative service pursuant to a letter agreement between us and Berkshire Capital. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

  PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols HBRFU, HBRF and HBRFW, respectively. Each of our units consists of one share of our common stock and two warrants. The following table sets for the range of high and low closing bid prices for the units, common stock and warrants for the period indicated since such units, common stock and warrants commenced trading. The units commenced public trading on January 26, 2006 and the common stock and warrants commenced public trading on February 21, 2006. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. Prior to January 26, 2006, there was no established public trading market for our units. Prior to February 21, 2006, there was no established public trading market for our common stock or warrants.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Quarter ended
March 31, 2006	$6.75	$6.00	$5.50	$5.32	$0.66	$0.53

Holders of Common Equity

On March 31, 2006, there was one holder of record of our units, seven holders of record of our common stock and one holder of record of our warrants, which does not include beneficial owners of our securities.

Dividends

We have not paid any cash dividends on our units or our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On August 1, 2005, we issued 1,500,000 shares of our common stock to the persons set forth below for an aggregate of $25,000 in cash, at an average purchase price of approximately $0.0167 per share. These shares were allocated as follows:

Stockholders	Number of Shares
R. Bruce Cameron	150,000
Richard S. Foote	450,000
R. Bradley Forth	75,000
The Hillary Appel Trust	75,000
The Catey Lauren Appel Trust	75,000
Broad Hollow LLC	675,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as they were sold to individuals and entities who were each accredited investors, as defined in Rule 501(a) of the Securities Act of 1933. No underwriting discounts or commissions were paid with respect to such sales.

Subsequent to the issuance of the 1,500,000 shares, we authorized a stock dividend of 0.15 shares of common stock for each outstanding share of common stock as of January 13, 2006, effectively lowering the purchase price to approximately $0.0145 per share and increasing the number of shares held, in the aggregate to 1,725,000.

Use of Proceeds from our Initial Public Offering and Private Placement

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-127272), and which relates to the initial public offering of our units, was January 25, 2006. Each unit consists of one share of common stock, $.0001 par value per share, and two warrants, each to purchase one share of common stock. Pursuant to our registration statement, we also registered common stock and warrants. Each warrant is exercisable for one share of common stock. A total of 8,080,000 units, including 1,010,000 units to cover any over-allotments and 336,667 units to cover an option granted to ThinkEquity Partners LLC and EarlyBirdCapital, Inc., representatives of our underwriters, were registered at a proposed maximum aggregate offering price of $48,480,000.

The offering was closed on January 31, 2006. The co-lead managing underwriters for the offering were ThinkEquity Partners LLC and EarlyBirdCapital, Inc. A total of 6,733,333 units were sold in the offering, generating gross proceeds of $40,399,998. On February 3, 2006, ThinkEquity Partners LLC and EarlyBirdCapital, Inc. acquired an additional 1,010,000 units pursuant to an over-allotment option, generating gross proceeds of $6,060,000. Each of our units became separable into its constituent parts of common stock and warrants on February 21, 2006.

Immediately preceding our initial public offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in the private placement at a price per unit of $6.00. The units sold in the private placement were identical to the units sold in the offering, but the purchasers in the private placement have waived their rights to conversion and receipt of distribution on liquidation in the event we do not complete a business combination

We paid a total of $2,400,433 in underwriting discounts and commissions, which does not include $673,333 for the underwriters’ non-accountable expense allowance which will be paid upon the consummation of our initial business combination, and incurred approximately $620,433 for other costs and expenses related to the offering. No expenses of our initial public offering were paid to any of our directors or officers or any of their respective affiliates. We did, however, repay $70,000 to R. Bruce Cameron, Richard S. Foote, the Hillary Appel Trust, the Catey Lauren Appel Trust, R. Bradley Forth and Broad Hollow LLC who had advanced us such amount to pay certain expenses related to our initial public offering. This amount was reflected in the offering expenses and did not reduce our available funds of approximately $1,149,567. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from our initial public offering and the private placement were approximately $43,765,801. We intend to use the proceeds from the sale of the units to acquire one or more operating businesses in the financial services industry.

Of the proceeds of the private placement and the offering, $43,289,567 were placed in a trust account at Lehman Brothers, Inc., maintained by Continental Stock Transfer & Trust Company acting as trustee. These amounts include the non-accountable expense allowance of approximately $673,333 ThinkEquity Partners LLC and EarlyBirdCapital, Inc. have agreed to defer until the consummation of our initial business combination. Upon completion of our initial business combination, we will pay the underwriters approximately $673,333, plus accrued interest on such amount, net of taxes payable, less approximately $0.12 for each share of our common stock that our public stockholders elect to convert in connection with our initial business combination. The proceeds will not be released from the trust account until the earlier of the completion of our initial business combination or our liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of one or more target businesses with which we ultimately complete our initial business combination. We may not use all of the proceeds in the trust account in connection with our initial business combination, either because the consideration for the business combination is less than the proceeds in the trust account or because we finance a portion of the consideration with our capital stock or debt securities. In that event, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target businesses, which may include subsequent acquisitions.

On January 26, 2006, we began paying Berkshire Capital, with whom our executive officers are affiliated, a monthly fee of $7,500 for general and administrative services, including office space, utilities and secretarial support. We believe that, based on rents and fees for similar services in the Denver, Colorado metropolitan area, the fee charged by Berkshire Capital is at least as favorable as we could have obtained from an unaffiliated third party.

We intend to use the proceeds not held in the trust account (approximately $1,149,567) for expenses incurred in investigating, structuring and negotiating our initial business combination (approximately $360,000), legal and accounting fees relating to SEC reporting obligations (approximately $150,000), administrative fees for office space ($180,000), and working capital (approximately $459,567) including premiums for director and officer liability insurance (approximately $200,000), with the balance of approximately $259,567 of working capital being held in reserve for other expenses of acquiring a target business as well as for reimbursement of any out-of-pocket expenses incurred by our initial stockholders in connection with activities on our behalf as described below (including reimbursement of out-of-pocket expenses incurred while performing due diligence). All of these approximate dollar amounts are estimates. We expect that due diligence of prospective target businesses will be performed by some or all of our officers, directors and initial stockholders and may include engaging market research and valuation firms, as well as other third party consultants. None of our officers, directors or initial stockholders will receive any compensation for their due diligence efforts, other than reimbursement of any out-of-pocket expenses they may incur on our behalf while performing due diligence of prospective target businesses. Any reimbursement of out-of-pocket expenses would occur at our discretion. In addition, we may elect to use some of the working capital to make a down payment or pay exclusivity or similar fees in connection with structuring and negotiating a business combination. Any such down payment or fees will in no case exceed the amount of our working capital. We have not reserved any specific amounts for such payments or fees, which may have the effect of reducing the available proceeds not deposited in the trust account for payment of our ongoing expenses and reimbursement of out-of-pocket expenses incurred on our behalf.

The estimated use of available funds is based on management’s estimates of the costs needed to fund our operations for the 24 month-period following the consummation of our initial public offering and consummate our initial business combination. Those estimates may prove inaccurate, especially if a portion of the available proceeds is used to make a down payment or pay exclusivity or similar fees in connection with our initial business combination or if we expend a significant portion of the available proceeds in pursuit of our initial business combination that is not consummated. If we do not have sufficient proceeds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the initial stockholders or from third parties. We may not be able to obtain additional financing and our initial stockholders and management are not obligated to provide any additional financing. If we do not have sufficient proceeds and cannot find additional financing, we may be forced to liquidate prior to consummating our initial business combination.

The net proceeds of our initial public offering that were not immediately required for the purposes set forth above will be invested only in money market funds meeting conditions of the Investment Company Act of 1940 or securities issued or guaranteed by the United States so that we are not deemed to be an investment company under the Investment Company Act of 1940. The interest income derived from investment of the net proceeds not held in the trust account during this period will be used to defray our general and administrative expenses, as well as costs relating to compliance with securities laws and regulations, including associated professional fees, until our initial business combination is completed.

We will not pay any compensation of any kind, including finder’s and consulting fees, to any of our initial stockholders or any of their affiliates, including payments to related parties of the initial stockholders for performing due diligence, prior to or in connection with our initial business combination, other than the payment of $7,500 per month to Berkshire Capital in connection with the general and administrative services arrangement for services rendered to us. However, our initial stockholders, officers and directors may receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as participating in the offering process, identifying potential target businesses and performing due diligence on suitable business combinations. In the event that these expenses exceed the amount of non-trust-account proceeds and we liquidate, Messrs. Cameron and Foote have each agreed to be personally liable for ensuring that the proceeds of the trust account are not reduced by certain claims of third parties, including our existing officers, directors or stockholders who have claims against us for out-of-pocket expenses incurred in connection with the due diligence and structuring of our initial business combination. If we consummate a business combination, the liability for reimbursement may be subject to negotiation in connection with our initial business combination and consequently may or may not be required to be paid by the resulting entity after our initial business combination. Since the role of present management after our initial business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after our initial business combination.

A public stockholder will be entitled to receive funds from the trust account (including interest earned on his, her or its portion of the trust account, net of taxes payable) only in the event of our liquidation upon our failure to complete our initial business combination or if that public stockholder were to seek to convert such shares into cash in connection with our initial business combination which the public stockholder previously voted against and which we actually consummate. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes thereto contained in this report.

We were formed on July 13, 2005, as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more financial services businesses. We intend to use cash derived from the proceeds of our recently completed public offering and private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

•	may significantly reduce the equity interest of our stockholders;
•
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, the incurrence of debt:

•	may lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;
•
may cause an acceleration of our obligations to repay the debt even if we make all principal and interest payments when due if we breach the covenants contained in the terms of the debt documents, such as covenants that require the maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	may create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand;
•
may hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors;

•	may make it more difficult or impossible for us to pay dividends on our common stock;
•
may require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock, working capital, capital expenditures, acquisitions and other general corporate purposes;

•	may limit on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	may make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	may limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our strategy, or other purposes; and
•	may place us at a disadvantage compared to our competitors who have less debt.

For the period from July 13, 2005 to December 31, 2005, we had a net loss of $2,452. Total expenses for this period were $2,452, consisting of $456 in formation and operating expenses and $1,996 in franchise tax expense. Additionally, deferred offering costs of approximately $483,492 were incurred in 2005. We had no income in 2005. Until we enter into a business combination, we will not have revenues, other than interest income, and are likely to continue to incur losses due to management’s expenses relating to identifying a target business to acquire.

We closed our initial public offering on January 31, 2006. Gross proceeds from our initial public offering were $40,399,998. On February 3, 2006, we sold an additional 1,010,000 units pursuant to the underwriters’ over-allotment option raising additional gross proceeds of $6,060,000. Immediately preceding the offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in a private placement at a price per unit of $6.00. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private placement were approximately $43,765,801. We deposited $43,289,567 into the trust fund, which includes the non-accountable expense allowance of $673,333 the underwriters have agreed to defer until consummation of our initial business combination. The remaining proceeds, $1,149,567, were made available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of December 31, 2005, we had no amount held in the trust account and as of March 31, 2006 there was approximately $43,600,025 held in the trust account, which includes the deferred underwriters’ non-accountable expense allowance of $673,333. Additionally, as of March 31, 2006, we had approximately $1,023,035 outside the trust account to fund our working capital needs.

We may use substantially all of the net proceeds of the offering and the private placement to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting one or more operating businesses, and structuring, negotiating and consummating the business combination. However, we may not use all of the proceeds in the trust account in connection with our initial business combination, either because the consideration for our initial business combination is less than the proceeds in the trust account or because we finance a portion of the consideration with our capital stock or debt securities. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

Based on our management team’s past experience managing and advising businesses, we believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 24 month-period following the consummation of our initial public offering, assuming that our initial business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•	approximately $180,000 of expenses for legal, accounting and other expenses attendant to the structuring and negotiating of a business combination;
•	approximately $180,000 of expenses for the due diligence and investigation of a target business;
•	approximately $150,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;
•	approximately $180,000 of expenses in fees relating to our office space and certain general and administrative services; and
•
approximately $459,567 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $200,000 for director and officer liability and other insurance premiums.

We may need to obtain additional financing to the extent such financing is required to consummate our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

We have also sold ThinkEquity Partners LLC and EarlyBirdCapital, Inc., for $100, an option to purchase up to a total of 336,667 units, consisting of one share of common stock and two warrants, at $7.50 per unit, commencing on the later of the consummation of the business combination and one year after the date of the prospectus for our initial public offering and expiring four years after the date of the prospectus. The warrants underlying such units have terms that are identical to those issued in our public offering, with the exception of the exercise price, which is set at $6.25 per warrant. The sale of the option will be accounted for as a cost attributable to our offering. Accordingly, there will be no net impact on our financial position or results of operations, except for the recording of the $100 proceeds from the sale.

We have estimated, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $423,000, using an expected life of four years, volatility of 29.0% and a risk-free rate of 4.34%. However, because the units did not have a trading history at the time of the estimate, the volatility assumption was based on information then available to management. The volatility assumption is derived from the median 360-day stock price volatility of 76 financial services firms with market capitalizations between $30.0 million and $150.0 million for which volatility data was available. Though we could effect our initial business combination with any company whose fair market value is at least 80% of its net assets at the time of such acquisition, we used a range of market capitalizations between $30.0 million and $150.0 million because we believed, based on our past experience in effecting transactions in the financial services industry, that many of our potential acquisition targets will fall within this range. We believe these estimates provide a reasonable benchmark to use in estimating the expected volatility of the units after the consummation of our initial business combination. Although an expected life of four years was used in the calculation, if we do not consummate our initial business combination within the prescribed time period and we liquidate, the option will become worthless.

The purchase option will provide for registration rights that will permit the holder or holders of the purchase option to demand that a registration statement be filed with respect to all or any part of the securities underlying the purchase option within five years of the completion of our initial public offering. Further, the holder or holders of the purchase option will be entitled to piggy-back registration rights in the event we undertake a subsequent registered offering within seven years of the completion of the offering.

Commencing on January 26, 2006, we began incurring a fee of $7,500 per month from Berkshire Capital, an entity affiliated with our executive officers, for general and administrative services, including office space, utilities and secretarial support.

Off Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements.  The warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  See Footnote 2 to the discussion of options and warrants.

ITEM 7.	FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
R. Bruce Cameron	49	Chairman of the Board
Richard S. Foote	42	President, Chief Executive Officer and Director
R. Bradley Forth	26	Executive Vice President, Chief Financial Officer and Secretary
Russell L. Appel	44	Director

R. Bruce Cameron, CFA has been our chairman of the board since our inception. Mr. Cameron has been the president and chief executive officer of Berkshire Capital Securities LLC, a New York-based investment banking firm, since its formation in May 2004. Mr. Cameron co-founded Berkshire Capital Corporation, the predecessor firm to Berkshire Capital Securities LLC, in 1983 as the first independent investment bank covering the financial services industry, with a focus on investment management and capital markets firms. Mr. Cameron is responsible for the overall development and direction of the firm and is actively involved in working with the firm’s major clients. Mr. Cameron heads the firm’s management committee and is a frequent speaker at industry conferences and events. Mr. Cameron and his partners have advised on approximately 200 mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management of more than $368 billion and aggregate transaction value in excess of $8.7 billion. Mr. Cameron is the managing member of Broad Hollow LLC, which owns 776,250 shares of our common stock and 75,000 of our units. Prior to forming Berkshire Capital Corporation, Mr. Cameron was an associate director of Paine Webber Group Inc.’s Strategic Planning Group from 1981 through 1983. At Paine Webber, Mr. Cameron executed several internal acquisitions for the company. Mr. Cameron began his career at Prudential Insurance Company from 1978 through 1980, working first in the Comptroller’s Department and then in the Planning & Coordination Group. Mr. Cameron was graduated from Trinity College, where he received a B.A. in Economics, and from Harvard Business School, where he received an M.B.A. Mr.  Cameron also attended the London School of Economics. Mr. Cameron is a CFA charterholder and is on the membership committee of the New York Society of Security Analysts. Mr. Cameron is a director of Capital Counsel LLC in New York City, a high net worth investment management firm he advised when it was established. Mr. Cameron is a Fellow of the Life Management Institute. He is also a past trustee of the Securities Industry Institute.

Richard S. Foote, CFA has been our president and chief executive officer and a member of our board of directors since our inception. Mr. Foote has been a managing director of Berkshire Capital Securities LLC since its formation in May 2004 and a managing director, principal and vice president of Berkshire Capital Corporation, the predecessor firm to Berkshire Capital Securities LLC, since 1994. Throughout his career, Mr. Foote has specialized in providing investment banking services to the financial services industry, including mergers and acquisitions, public offerings and private placements of debt and equity securities, and negotiation and implementation of private equity capital coinvestment commitments. At Berkshire Capital Securities LLC and its predecessor, Mr. Foote has advised owners of institutional equity and fixed income managers, high net worth managers, mutual fund managers and capital markets firms in mergers and acquisitions. Mr. Foote has developed the firm’s alternative investment management industry practice, with the dominant market share in mergers and acquisitions of real estate investment management and services firms and operating companies. Since 1994, Mr. Foote has advised on 25 completed mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management of approximately $96 billion and aggregate transaction value of $1.9 billion. Mr. Foote is a director of Berkshire Capital and serves on its compensation committee, commitment committee and technology committee. From 1991 through 1994, Mr. Foote was a co-founder and partner of Knightsbridge Capital Partners, a partnership engaged in investment banking and merchant banking activities. From 1985 to 1991, Mr. Foote was a vice president, an associate, and an analyst in the investment banking division of PaineWebber Incorporated, primarily working on mergers, acquisitions and the issuance of equity and debt securities. Mr. Foote was graduated from Harvard College, cum laude, in 1985 with an A.B. in Economics. Mr. Foote is a CFA charterholder and a member of the CFA Institute, the New York Society of Security Analysts, the Pension Real Estate Association and the National Council of Real Estate Investment Fiduciaries.

R. Bradley Forth, CFA has been our executive vice president, chief financial officer and secretary since our inception. Mr. Forth has been an associate at Berkshire Capital Securities LLC since its formation in May 2004 and an associate and analyst at Berkshire Capital Corporation, the predecessor firm to Berkshire Capital Securities LLC, since 2001. Mr. Forth has specialized in merger, acquisition and valuation advisory activities for institutional investment managers, high net worth managers, multi-family offices, mutual fund managers, hedge fund of funds managers, retail brokerage firms and real estate investment management and services firms. Mr. Forth has advised on 13 mergers and acquisitions of financial services companies with aggregate transaction value of $1.2 billion. He was graduated from Duke University in 2001 with a B.S. in Economics and a B.A. in Chemistry. Mr. Forth is a CFA charterholder and a member of the CFA Institute and the New York Society of Security Analysts.

Russell L. Appel has been a member of our board of directors since our inception. Mr. Appel is a founder and the president of The Praedium Group LLC, a private equity real estate investment firm focusing on underperforming and undervalued assets throughout North America that began operations as a part of Credit Suisse First Boston, or CSFB. In 1991 Mr. Appel established a team at CSFB to acquire distressed real estate assets for CSFB’s proprietary account. As a result of this group’s achievements, Praedium was formed in 1994 as a third-party investment management group affiliated with CSFB. Since 1991 Praedium has raised over $2 billion of equity capital in a series of private equity vehicles. The firm’s clients include public and corporate pension plan sponsors, foundations, endowments, and other institutional and high net worth individual investors. In 1999 Praedium separated from CSFB and presently operates as an independent investment firm. In addition to his responsibilities with Praedium, Mr. Appel ran CSFB’s Commercial Mortgage Finance business from 1991 to 1994, where he became a managing director. At CSFB, Mr. Appel supervised the execution of numerous commercial and multi-family asset securitization and sale advisory assignments. Prior to joining CSFB in 1991 and his association with Praedium, Mr. Appel was a vice president in the Real Estate Department of Goldman Sachs & Co. from 1986 to 1991. At Goldman Sachs, he was involved in real estate-related sales, financings, mergers and acquisitions and capital markets transactions. Mr. Appel holds a B.S. in Economics, magna cum laude, and an M.B.A. with distinction from the Wharton School of the University of Pennsylvania. Mr. Appel is the treasurer of the Pension Real Estate Association and serves on its board of directors.

Number and Terms of Directors

Our board of directors has three directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Russell L. Appel, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of R. Bruce Cameron, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Richard S. Foote, will expire at the third annual meeting. Each of our current directors has served on our board since our inception on July 13, 2005.

Audit Committee

We are not currently an operating company and, therefore, have not established an audit committee. At the time of a business combination, we intend to establish an audit committee that is composed of independent members of our board of directors and, in connection therewith, intend to seek an audit committee financial expert. Currently, our full Board of Directors carries out the functions customarily undertaken by an audit committee.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics for our officers and directors, which is filed as an exhibit to this Annual Report on Form 10-KSB.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Because we did not consummate our initial public offering until after December 31, 2005, no reports were required to be filed during the year ended December 31, 2005.

ITEM 10.	EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid by us to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations and Berkshire Capital will receive $7,500 per month for office space and general and administrative services. There is no limit on the amount of out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Our entire board of directors made decisions relating to the compensation of our executive officers described above.

During the fiscal year ended December 31, 2005, the directors did not receive any cash compensation for their service as members of the board of directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2006 in respect of beneficial ownership of our common stock by each director, by each named executive officer and by all directors and executive officers as a group, and each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock

R. Bruce Cameron(2)(6)	1,040,417	10.8%
Richard S. Foote(6)	567,500	5.9%
R. Bradley Forth(3)(6)	94,583	1.0%
Russell L. Appel(4)(5)(6)	189,167	2.0%
Broad Hollow LLC(2)(6)	851,250	8.8%
All executive officers and directors as a group (four individuals)	1,891,667	19.6%
Wellington Management Company, LLP(7)	986,000	10.2%
Sapling, LLC/Fir Tree Recovery Master Fund, L.P. (8)	925,125	9.6%
Context Capital Management, LLC(9)	813,500	8.4%
Amaranth LLC(10)	562,000	5.8%

(1)	Unless otherwise noted, the business address of each of the following is c/o Berkshire Capital Securities LLC, 535 Madison Avenue, 19th Floor, New York, New York 10022.

(2)
Including the 16,667 units that Mr. Cameron purchased in the private placement, he beneficially owns 1,040,417 shares. This number includes 776,250 shares acquired by Broad Hollow LLC prior to the consummation of our initial public offering and 75,000 shares Broad Hollow LLC purchased in the private placement that are attributed to Mr. Cameron, according to Section 13(d) of the Securities Exchange Act of 1934, due to his position as the managing member of Broad Hollow LLC.  These share numbers do not include 86,250 shares held by Mr. Forth, which are subject to a call in favor of Broad Hollow LLC, exercisable if Mr. Forth’s employment by Berkshire Capital is terminated for certain reasons before the second anniversary of our initial business combination. These numbers also exclude shares held by our initial stockholders that Broad Hollow has the right to call during the 30-day period following the closing of our initial business combination described in greater detail under Item 12 entitled “Certain Relationships and Related Transactions.”

(3)	The business address of Mr. Forth is c/o Berkshire Capital Securities LLC, 999 Eighteenth Street, Suite 3000, Denver, CO 80202.

(4)
This number includes an aggregate of 172,500 shares owned and an aggregate of 16,667 shares purchased in the private placement by the Hillary Appel Trust and the Catey Lauren Appel Trust, of which Mr. Appel’s wife is the trustee. Mr. Appel disclaims beneficial ownership of all such shares.

(5)	The business address of Mr. Appel is c/o The Praedium Group LLC, 825 Third Avenue, 36th Floor, New York, NY 10022.

(6)
These numbers exclude 333,334 shares of common stock issuable to the initial stockholders upon exercise of warrants included as part of the units they purchased in the private placement, which warrants are not currently exercisable and will not become exercisable within 60 days.

(7)
As reported in a Schedule 13G dated January 31, 2006 and filed with the Securities and Exchange Commission on February 21, 2006. The business address of Wellington Management, LLP is 75 State Street, Boston, MA 02109.

(8)
As reported in a Schedule 13G dated March 9, 2006 and filed with the SEC on March 29, 2006. The business address of Sapling, LLC and Fir Tree Recovery Master Fund, L.P. is 535 Fifth Avenue, 31st Floor, New York, New York 10017. Sapling, LLC may direct the voting and disposition of 634,054 shares of our common stock and Fir Tree Recovery Master Fund, L.P. may direct the voting and disposition of 291,071 shares of our common stock. The manager of both entities is Fir Tree, Inc.

(9)
As reported in a Schedule 13G dated January 26, 2006 and filed with the SEC on February 6, 2006. The business address of Context Capital Management, LLC is 12626 High Bluff Drive, Suite 440, San Diego, CA 92130.

(10)	As reported in a Schedule 13G dated January 26, 2006 and filed with the SEC on February 6, 2006. The business address of Amaranth LLC is One American Lane, Greenwich, CT 06831.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior Share Issuances

On August 1, 2005, we issued 1,500,000 shares of our common stock to the persons set forth below for an aggregate of $25,000 in cash, at an average purchase price of approximately $0.0167 per share. These shares were allocated as follows:

Name	Number of Shares	Relationship to Us
R. Bruce Cameron	150,000	Chairman of the Board
Richard S. Foote	450,000	President, Chief Executive Officer and Director
R. Bradley Forth	75,000	Executive Vice President, Chief Financial Officer and Secretary
The Hillary Appel Trust	75,000	Stockholder
The Catey Lauren Appel Trust	75,000	Stockholder
Broad Hollow LLC	675,000	Stockholder

Subsequent to the issuance of the 1,500,000 shares, we authorized a stock dividend of 0.15 shares of common stock for each outstanding share of common stock as of January 13, 2006.

We consider Messrs. Appel, Cameron, Foote and Forth to be our promoters, as such term is defined within the rules promulgated by the SEC under the Securities Act of 1933.

The holders of the majority of these shares are entitled to make up to two demands that we register these shares and any warrants they may own, pursuant to an agreement signed on January 31, 2006. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which their shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

All of the shares of our common stock outstanding prior to the date of the prospectus for our initial public offering (January 25, 2006) were placed in escrow with Continental Stock Transfer & Trust Company as escrow agent, until the earliest of:

•	three years following the date of the closing of our initial public offering (January 31, 2006);
•	our liquidation; and
•
the consummation of a liquidation, merger, stock exchange, stock purchase or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except among our initial stockholders (including upon exercise by Broad Hollow of its call options), to their spouses and children or trusts established for their benefit, by virtue of the laws of decent and distribution, upon the death of any initial stockholder or pursuant to a qualified domestic relations order but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of this prospectus.

If we are unable to complete a business combination and are forced to liquidate, Richard Foote, our president and chief executive officer and director, and R. Bruce Cameron, our chairman of the board, have each agreed to be personally liable for ensuring that the proceeds in the trust account are not reduced by the claims of vendors for services rendered or products sold to us as well as claims of prospective target businesses for fees and expenses of third parties that we agree in writing to pay in the event we do not complete a combination with such business. However, Messrs. Foote and Cameron may not be able to satisfy those obligations.

In connection with any vote required for our initial business combination, all of our initial stockholders, including all of our officers, have agreed to vote the shares of common stock owned by them, whether acquired in the private placement, the offering or the aftermarket, in same manner as the majority of the shares of common stock voted by our public stockholders.

In August of 2005, we issued an aggregate of $70,000 interest-free promissory notes to our initial stockholders as follows:

Name	Principal Amount
R. Bruce Cameron	$7,000
Richard S. Foote	21,000
R. Bradley Forth	3,500
The Hillary Appel Trust	3,500
The Catey Lauren Appel Trust	3,500
Broad Hollow LLC	31,500

These notes were repaid on January 31, 2006.

Our initial stockholders purchased an aggregate of 166,667 units in the private placement. The shares and warrants comprising such units may not be sold, assigned or transferred by them until after we consummate a business combination. Our initial stockholders have agreed to waive their right to conversion or any liquidation distributions with respect to such shares in the event we fail to consummate a business combination.

Conflicts of Interest

Our public stockholders should be aware of the following potential conflicts of interest:

•
Our officers and directors are not required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•
R. Bruce Cameron, our chairman of the board, Richard S. Foote, our president, chief executive officer and director, and R. Bradley Forth, our executive vice president, chief financial officer and secretary are employees or equity owners of Berkshire Capital Securities LLC, a registered broker-dealer that provides financial advisory services to clients in connection with mergers and acquisitions in the financial services industry. Berkshire Capital’s clients may compete with us for acquisitions in the financial services industry, and Berkshire Capital may have a duty to present certain acquisition opportunities to its clients before it presents them to us.

•
Russell L. Appel, one of our directors, is the president of The Praedium Group LLC, a real estate investment firm, and he may have a duty to present certain acquisition opportunities in the real estate investment management area to Praedium or affiliated entities before he presents them to us.

•
In light of our initial stockholders’ involvement with other financial services companies, including Berkshire Capital and Praedium, and our purpose to consummate a business combination with one or more operating businesses in the financial services industry, we may decide to acquire one or more businesses affiliated with our initial stockholders or with clients of Berkshire Capital or Praedium. Potential conflicts of interest may exist, and as a result, the terms of the business combination may not be advantageous to our public stockholders as it would be absent any conflicts of interest.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.
•
Because our directors own shares of our common stock that will be released from escrow only if a business combination is completed and purchased shares in the private placement, which will be subject to a lock-up agreement until after the consummation of our initial business combination, and as to which they are waiving their conversion and liquidation distribution rights, our board may have a conflict of interest in determining whether a particular target business is appropriate for a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their stock.

•
None of our officers, directors or initial stockholders will receive any compensation for their due diligence efforts, other than reimbursement of any out-of-pocket expenses they may incur on our behalf while performing due diligence of prospective target businesses. Any reimbursement of out-of-pocket expenses would occur at our discretion. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination in which it is agreed that the resulting company would assume the liability for such reimbursement. Consequently, the financial interest of our officers and directors could influence their motivation in selecting a target business and determining whether a particular business combination is in the public stockholders’ best interest.

•
Our board of directors may condition a business combination on the retention by us of our existing officers and directors post closing, which may personally benefit such officers and directors. In addition, the board may view target companies that offer any of our initial stockholders or management a continuing relationship, as an officer, director, consultant or other third-party service provider, after the business combination in a more favorable light.

•
Berkshire Capital has agreed that, commencing on January 25, 2006 through the completion of our initial business combination, it will make available to us such office space and certain general and administrative services as we may require from time to time. We have agreed to pay Berkshire Capital $7,500 per month for these services. Messrs. Cameron, Foote and Forth, our key executives, are affiliated with Berkshire Capital. As a result of these affiliations, these individuals will benefit from the transaction to the extent of their interest in Berkshire Capital. However, this arrangement is solely for our benefit and is not intended to provide any of our executive officers compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Denver, Colorado metropolitan area, that the fee charged by Berkshire Capital is at least as favorable as we could have obtained from an unaffiliated third party. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of certain business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. For example, Messrs. Cameron and Foote, our chairman of the board, and president, chief executive officer and director, respectively, and Russell L. Appel, our director, may have preexisting fiduciary or contractual obligations that arise as a result of their affiliations with Berkshire Capital and Praedium, respectively. In addition, certain of our directors serve on the boards of various companies in the financial services industry. Conflicts of interest may arise when an officer or member of our board evaluates a particular business opportunity which, under the above-listed Delaware criteria, should be presented to us. We cannot assure you that any of these conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest that may arise from multiple corporate affiliations, each of our officers and directors has agreed in principle, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity which may reasonably be required to be presented to us under Delaware law, subject to any other fiduciary or contractual obligations he may have.

The initial stockholders have agreed to waive their rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, with respect to those shares of common stock acquired by them prior to our initial public offering and with respect to the shares included in the 166,667 units our initial stockholders have purchased in the private placement. The shares and warrants included in these units will be subject to a lock-up on transferability until after consummation of our initial business combination. Our initial stockholders will participate in any liquidation distribution with respect to any shares of common stock they acquire in connection with or following our initial public offering. In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers, have agreed to vote the shares of common stock owned by them, whether acquired in the private placement, the offering or the aftermarket, in the same manner as the majority of the shares of common stock voted by our public stockholders.

We will reimburse our officers and directors for any out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination.

No compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, officers or directors, or any of their affiliates, including Berkshire Capital and Praedium, who owned our common stock prior to our initial public offering other than under the general and administrative services arrangement with Berkshire Capital, for services rendered to us prior to or with respect to our initial business combination, any reimbursable out-of-pocket expenses payable to our officers and directors and as described in the following paragraph.

Broad Hollow LLC, which is the record owner of 776,250 shares of our common stock, has the right to call, on a ratable basis, up to 5% of the shares of our common stock held prior to the offering by Messrs. Cameron, Foote and Forth and the Appel trusts at a price per share of $0.61, exercisable during the 30-day period following the closing of our initial business combination. If the call option is exercised, Broad Hollow, in the discretion of its managing member, may grant bonuses in cash, Broad Hollow membership interests or shares of our common stock owned by Broad Hollow to any party in connection with our initial business combination or any other acquisition made by us. This arrangement is intended to compensate those parties, if any, who participate in the due diligence, structuring and negotiation of a business combination. Broad Hollow will use its own funds to exercise the call option and grant cash bonuses, if any. We will make no payments or issue any of our shares in connection with this arrangement. Messrs. Foote and Cameron and eight other equity owners and employees of Berkshire Capital are the members of Broad Hollow. Broad Hollow is an affiliate of ours due to its ownership interest in us.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will base our determination as to whether a transaction is no less favorable to us that would be available from any affiliated third parties on proposals we solicit from third parties, taking into account in addition to price the quality of the third parties and scope of the transactions described in such proposals, and our knowledge of the financial services industry.

ITEM 13. EXHIBITS

(a)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Restated certificate of incorporation.*
3.2	By-laws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*
4.5	Unit Purchase Option.*
10.1	Subscription Agreement between the Registrant and R. Bruce Cameron.*
10.2	Subscription Agreement between the Registrant and Richard S. Foote.*
10.3	Subscription Agreement between the Registrant and R. Bradley Forth.*
10.4	Subscription Agreement between the Registrant and The Hillary Appel Trust.*
10.5	Subscription Agreement between the Registrant and The Catey Lauren Appel Trust.*
10.6	Subscription Agreement between the Registrant and Broad Hollow LLC.*
10.7	Form of Letter Agreement between the Registrant and each of the initial stockholders.*
10.8	[Intentionally omitted]
10.9	Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer and Trust Company.*
10.10	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company.*
10.11	Office Service Agreement between the Registrant and Berkshire Capital Securities LLC.*
10.12	Promissory Note issued by the Registrant to R. Bruce Cameron.*
10.13	Promissory Note issued by the Registrant to Richard S. Foote.*
10.14	Promissory Note issued by the Registrant to R. Bradley Forth.*
10.15	Promissory Note issued by the Registrant to The Hillary Appel Trust.*
10.16	Promissory Note issued by the Registrant to The Catey Lauren Appel Trust.*
10.17	Promissory Note issued by the Registrant to Broad Hollow LLC.*
10.18	Registration Rights Agreement between the Registrant and the initial stockholders.*
10.19	Form of Placement Unit Purchase Agreement among the Registrant, ThinkEquityPartners LLC, and the initial stockholders.*
14	Code of Ethics.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive and Financial Officers 18 U.S.C. 1350.

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-127272).

(b)	Reports on Form 8-K

None during period ended December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Goldstein, Golub, Kessler LLP (“GGK”) acts as our principal accountant. Through September 30, 2005 GGK had a continuing relationship with American Express Tax and Business Services Inc. (“TBS”), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (“RSM”). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. We did not pay any fees to GGK or RSM for services that fall under the categories “Audit Related Fees,” “Tax Fees” or “All Other Fees,” as such categories are defined in the rules promulgated by the Securities and Exchange Commission. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

Fees incurred in connection with our initial public offering including related audits amounted to $42,500. In addition, we expect to incur approximately $2,000 in fees for services provided in connection with this Report on Form 10-KSB.

Pre-Approval of Fees

Our full Board of Directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBURY FINANCIAL INC.

By:	/s/ Richard S. Foote
Richard S. Foote
President and Chief Executive Officer
Date: April 10, 2006

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ R. Bruce Cameron	Chairman of the Board	April 10, 2006
R. Bruce Cameron

/s/ Richard S. Foote	President and Chief Executive Officer and Director	April 10, 2006
Richard S. Foote	(principal executive officer)

/s/ R. Bradley Forth	Executive Vice President, Chief Financial	April 10, 2006
R. Bradley Forth	Officer and Secretary (principal financial and accounting officer)

/s/ Russell L. Appel	Director	April 10 , 2006
Russell L. Appel

Highbury Financial Inc.
(a company in the development stage)

Financial Statements

For the Periods from July 13, 2005 (inception) to January 31, 2006 and from January 1, 2006 to January 31, 2006
and from July 13, 2005 (inception) to December 31, 2005

Highbury Financial Inc.
(a company in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Highbury Financial Inc.

We have audited the accompanying balance sheets of Highbury Financial Inc. (a company in the development stage) as of January 31, 2006 and December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the periods from July 13, 2005 (inception) to January 31, 2006, January 1, 2006 to January 31, 2006 and July 13, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highbury Financial Inc. as of January 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for the periods from July 13, 2005 (inception) to January 31, 2006, January 1, 2006 to January 31, 2006 and July 13, 2005 (inception) to December 31, 2005, in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 31, 2006, except for the third paragraph of Note 2,
as to which the date is February 3, 2006

Highbury Financial Inc.
(a company in the development stage)

Balance Sheets

	January 31, 2006	December 31, 2005

Current assets
Cash	$1,300,109	$36,902
Cash in Trust Fund (Note 1)	37,542,667	—
Prepaid expenses	148,869	—
Total current assets	38,991,645	36,902

Deferred registration costs	—	483,492

Total assets	$38,991,645	$520,394

Current liabilities
Accounts payable and accrued expenses	$261,637	$427,846
Notes payable, stockholders (Note 3)	—	70,000
Deferred underwriting fees	673,333	—
Total current liabilities	934,970	497,846

Common stock, subject to possible conversion,
1,346,666 shares at conversion value (Note 1)	7,508,530	—

Stockholders' equity (Notes 1, 2, 4, 5, 6, 7)
Preferred stock, $.0001 par value, authorized 1,000,000
shares; none issued	—	—
Common stock, $.0001 par value, authorized 50,000,000
shares; issued and outstanding 8,625,000 shares
(which includes 1,346,666 subject to possible conversion)
and 1,725,000, respectively	863	173
Additional paid-in capital	30,552,667	24,827
Deficit accumulated during the development stage	(5,385)	(2,452)
Total stockholders' equity	30,548,145	22,548

Total liabilities and stockholders' equity	$38,991,645	$520,394

See notes to financial statements

Highbury Financial Inc.
(a company in the development stage)

Statements of Operations

			Period from
	Period from	Period from	July 13, 2005
	July 13, 2005	January 1, 2006	(inception)
	(inception) to January 31, 2006	to January 31, 2006	to December 31, 2005

Expenses
Formation costs	$(456)	$—	$(456)
Franchise taxes	(1,996)	—	(1,996)
D&O insurance	(1,481)	(1,481)	—
Administrative fees	(1,452)	(1,452)	—
Net loss for the period	$(5,385)	$(2,933)	$(2,452)

Weighted average shares outstanding, basic and diluted	1,928,941	3,060,484	1,725,000

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)

See notes to financial statements

Highbury Financial Inc.
(a company in the development stage)

Statements of Stockholders' Equity

			Additional	Deficit Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Phase	Total

Sale of 1,725,000 shares of common stock to
initial stockholders on August 1, 2005
at $0.0145 per share (Note 7)	1,725,000	$173	$24,827	$—	$25,000

Net loss for the period				(2,452)	(2,452)

Balance at December 31, 2005	1,725,000	$173	$24,827	$(2,452)	$22,548

Sale of 166,667 units in a private placement	166,667	17	999,985	—	1,000,002

Sale of 6,733,333 units, net of underwriters'
discount and offering expenses (includes
1,346,666 shares subject to possible conversion)	6,733,333	673	37,036,285	—	37,036,958

Proceeds subject to possible conversion of
1,346,666 shares	—	—	(7,508,530)	—	(7,508,530)

Proceeds from issuance of option	—	—	100	—	100

Net loss for the period	—	—	—	(2,933)	(2,933)

Balance at January 31, 2006	8,625,000	$863	$30,552,667	$(5,385)	$30,548,145

See notes to financial statements

Highbury Financial Inc.
(a company in the development stage)

Statements of Cash Flows

	Period from	Period from	Period from
	July 13, 2005	January 1, 2006	July 13, 2005
	(inception) to	to	(inception) to
	January 31, 2006	January 31, 2006	December 31, 2005

Cash flows from operating activities
Net loss for the period	$(5,385)	$(2,933)	$(2,452)
Increase in prepaid expenses	(12,600)	(12,600)	—
Increase in accrued expenses	5,385	2,933	2,452
Net cash used in operating activities	(12,600)	(12,600)	—

Cash flows from investing activities
Cash held in trust fund	(37,542,667)	(37,542,667)	—
Net cash used in investing activities	(37,542,667)	(37,542,667)	—

Cash flows from financing activities
Proceeds from sale of shares of common stock	41,425,000	41,400,000	25,000
Proceeds from issuance of option	100	100	—
Proceeds from notes payable, stockholders	70,000	—	70,000
Payments of notes payable, stockholders	(70,000)	(70,000)	—
Payment of costs of public offering	(2,569,724)	(2,511,626)	(58,098)
Net cash from financing activities	38,855,375	38,818,474	36,902

Net increase in cash	1,300,109	1,263,207	36,902
Cash at beginning of period	—	36,902	—
Cash at end of period	$1,300,109	$1,300,109	$36,902

Supplemental schedule of non-cash financing activities:
Accrual of costs of public offering	$119,983	$46,707	$425,394
Accrual of deferred underwriting fees	$673,333	$673,333	$—

See notes to financial statements

Highbury Financial Inc.
(a company in the development stage)

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization and Business Operations

Highbury Financial Inc. (the "Company") was incorporated in Delaware on July 13, 2005 as a blank check company whose objective is to acquire, or acquire control of, one or more operating businesses in the financial services industry that may provide significant opportunities for growth, with a particular focus on investment management and securities firms.

All activity from July 13, 2005 (inception) through January 31, 2006 relates to the Company's formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company's initial public offering ("Offering") was declared effective January 25, 2006. The Company consummated the Offering on January 31, 2006. Immediately preceding the Offering, all of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company (the “Initial Stockholders”) purchased an aggregate of 166,667 units from the Company in a private placement (the “Private Placement”). The units sold in the Private Placement were identical to the units sold in the Offering, but the purchasers in the Private Placement have waived their rights to conversion and receipt of distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received proceeds from the Private Placement and the Offering, net of the underwriters’ discount, of approximately $38,037,000 (Note 2).

The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination, or series of business combinations, with an operating business in the financial services industry ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $37,542,667 of the net proceeds of the Offering and the Private Placement, including approximately $673,333 which will be paid to the underwriters of the Offering if a business combination is consummated (net of approximately $0.12 for each share of common stock converted in connection with the Business Combination as described below) but which will be forfeited if a business combination is not consummated, is being held in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Highbury Financial Inc.
(a company in the development stage)

Notes to Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

The Initial Stockholders, have agreed to vote their 1,725,000 founding shares of common stock (Note 7) as well as the 166,667 shares of common stock included in the units they purchased in the Private Placement in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying January 31, 2006 balance sheet.

The Company's Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

Highbury Financial Inc.
(a company in the development stage)

Notes to Financial Statements

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in bank deposit accounts in the United States of America which, at times, may exceed applicable insurance limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Deferred Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset aggregating approximately $834 and $1,831 at December 31, 2005 and January 31, 2006, respectively, for the tax effect of net operating loss carryforwards and temporary differences. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2005 and January 31, 2006. The net operating loss carryforward at January 31, 2006 amounts to approximately $5,385 and expires in 2026.

The effective tax rate differs from the statutory rate of 34% due to the increase in the valuation allowance.

Highbury Financial Inc.
(a company in the development stage)

Notes to Financial Statements

Income (Loss) Per Common Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The effect of the 13,466,666 outstanding warrants issued in connection with the initial public offering, the 333,334 outstanding warrants issued in connection with the private placement and the 336,667 units included in the underwriters purchase option has not been considered in diluted loss per share calculations since the effect of such warrants and options would be antidilutive.

Deferred Registration Costs

Deferred registration costs consist of legal, accounting and other fees incurred through the balance sheet data that are related to the Offering and that have been charged to capital upon the consummation of the Offering.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to adopt SFAS 123(R) effective January 1, 2006.  The Company does not believe that the adoption of SFAS No. 123(R) will have a significant impact on its financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Initial Public Offering

On January 26, 2006, the Company sold 6,733,333 units ("Units") in the Offering. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two redeemable common stock purchase warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, at the Company's option, at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company paid the underwriters an underwriting discount of approximately 5.2% of the gross proceeds of the Offering.

Highbury Financial Inc.
(a company in the development stage)

Notes to Financial Statements

In connection with this Offering, the Company issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. The Company estimates that the fair value of this option is approximately $423,000 ($1.26 per Unit) using a Black-Scholes option pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 29.0%, (2) risk-free interest rate of 4.34% and (3) expected life of four years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

In connection with this Offering, the Company issued an option, pursuant to underwriting agreement, to the underwriters to purchase up to an additional 1,010,000 units from the Company for $6.00 with an underwriting discount of $0.31 per unit. On February 3, 2006, the underwriters exercised their overallotment option and an additional 1,010,000 Units were sold, generating gross proceeds of $6,060,000. Additional net proceeds of approximately $5,746,900 were placed in the Trust Account.

3. Notes Payable, Stockholders

The Company issued unsecured promissory notes in the aggregate amount of $70,000 to all of its Initial Stockholders. The notes were non-interest-bearing and were repaid immediately following the consummation of the Offering from the net proceeds of such Offering.

4. Commitments

The Company presently occupies office space provided by an affiliate of four Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on January 26, 2006. The statement of operations for the period ended January 31, 2006 includes $1,452 related to this agreement.

In connection with the Offering, the Company has agreed to pay the underwriters upon completion of its initial business combination approximately $673,333, plus accrued interest on such amount, net of taxes payable, less approximately $0.12 for each share of common stock that the Public Stockholders elect to convert in connection with the Company’s initial business combination. The Company has recorded the deferred underwriting fees payable to the underwriters as an expense of the public offering resulting in a charge directly to stockholders' equity.

Pursuant to letter agreements dated January 25, 2006 with the Company and the underwriters, the Initial Stockholders have waived their rights to participate in any liquidation distribution occurring upon our failure to complete a business combination, with respect to those shares of common stock acquired by them prior to the Offering and with respect to the shares included in the 166,667 units they purchased in the Private Placement.

Highbury Financial Inc.
(a company in the development stage)

Notes to Financial Statements

The Initial Stockholders will be entitled to registration rights with respect to their founding shares and the shares they purchased in the private placement pursuant to an agreement signed on January 25, 2006. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

The Company has also agreed to pay the fees and issue the securities to the underwriters in the Offering as described above in Note 2.

5. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6. Common Stock

At January 31, 2006, 14,810,001 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

7. Stock Dividend

Effective January 13, 2006, the Company's Board of Directors authorized a stock dividend of 0.15 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect this transaction.