Form 10QSB
period 2006-03-31
HIGHBURY FINANCIAL INC
filed 2006-05-12
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission File Number 000-51682

Highbury Financial Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-3187008
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 Eighteenth Street, Ste. 3000
Denver, Colorado 80202
(Address of Principal Executive Offices)

(303) 357-4802
(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of May 10, 2006, 9,635,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc.
(a company in the development stage)

Condensed Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash	$1,023,035	$36,902
Cash in Trust Account (Notes 2, 4)	43,600,025	-
Prepaid expenses	131,463	-
Total current assets	44,754,523	36,902

Deferred registration costs (Note 2)	-	483,492
Deferred acquisition costs (Note 2)	260,586	-
Deferred income taxes (Notes 2, 8)	52,303	-

Total assets	$45,067,412	$520,394

Current liabilities:
Accounts payable and accrued expenses	$315,241	$427,846
Income taxes payable	109,498	-
Deferred underwriting fees (Note 6)	673,333	-
Deferred investment income (Note 2)	65,955	-
Notes payable, stockholders (Note 7)	-	70,000
Total current liabilities	1,164,027	497,846

Common stock, subject to possible conversion,
1,548,666 shares at conversion value (Note 2)	8,657,910	-

Stockholders' equity (Notes 2, 3, 4, 5, 6, 9):
Preferred stock, $.0001 par value, authorized 1,000,000
shares; none issued	-	-
Common stock, $.0001 par value, authorized 50,000,000
shares; issued and outstanding 9,635,000 shares
(which includes 1,548,666 subject to possible conversion)
and 1,725,000, respectively	964	173
Additional paid-in capital	35,149,808	24,827
Income (deficit) accumulated during the development stage	94,703	(2,452)
Total stockholders' equity	35,245,475	22,548

Total liabilities and stockholders' equity	$45,067,412	$520,394

See Notes to unaudited condensed financial statements

Highbury Financial Inc.
(a company in the development stage)

Condensed Statements of Operations

	Period from	Period from
	July 13, 2005	January 1, 2006
	(inception) to	to
	March 31, 2006	March 31, 2006
	(unaudited)	(unaudited)
Operating expenses:
Professional fees	$(32,315)	$(32,315)
D&O insurance	(16,787)	(16,787)
Administrative fees	(16,452)	(16,452)
Franchise taxes	(16,958)	(14,962)
Travel and entertainment	(7,051)	(7,051)
Other expenses	(3,042)	(2,586)
Total expenses	(92,605)	(90,153)
Operating income	(92,605)	(90,153)

Non-operating income:
Investment income	244,503	244,503
Total non-operating income	244,503	244,503

Income before provision for income taxes	151,898	154,350

Provision for income taxes (Note 8):
Current	(109,498)	(109,498)
Deferred	52,303	52,303
Net income for the period	$94,703	$97,155

Weighted average shares outstanding, basic and diluted	3,641,398	7,345,000

Net income per share, basic and diluted	$0.03	$0.01

See Notes to unaudited condensed financial statements

Highbury Financial Inc.
(a company in the development stage)

Condensed Statement of Stockholders' Equity

				Income (Deficit)
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Phase	Total

Sale of 1,725,000 shares of common stock to
initial stockholders on August 1, 2005
at $0.0145 per share (Note 5)	1,725,000	$173	$24,827	$-	$25,000

Net loss for the period	-	-	-	(2,452)	(2,452)

Balance at December 31, 2005	1,725,000	$173	$24,827	$(2,452)	$22,548

Unaudited:

Sale of 166,667 units in a private placement	166,667	17	999,985	-	1,000,002

Sale of 7,743,333 units, net of underwriters’
discount and offering expenses (includes
1,548,666 shares subject to possible conversion)	7,743,333	774	42,782,806	-	42,783,580

Proceeds subject to possible conversion of
1,548,666 shares	-	-	(8,657,910)	-	(8,657,910)

Proceeds from issuance of option	-	-	100	-	100

Net income for the period	-	-	-	97,155	97,155

Balance at March 31, 2006	9,635,000	$964	$35,149,808	$94,703	$35,245,475

See Notes to unaudited condensed financial statements

Highbury Financial Inc.
(a company in the development stage)

Condensed Statements of Cash Flows

	Period from	Period from
	July 13, 2005	January 1, 2006
	(inception) to	to
	March 31, 2006	March 31, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income for the period	$94,703	$97,155

Adjustments to reconcile net income to
net cash used in operating activities:
Deferred taxes	(52,303)	(52,303)

Changes in operating assets and liabilities:
Increase in trust account	(310,458)	(310,458)
Increase in prepaid expenses	(131,463)	(131,463)
Increase in accrued expenses	54,655	52,203
Increase in deferred interest	65,955	65,955
Increase in income taxes payable	109,498	109,498
Net cash used in operating activities	(169,413)	(169,413)

Cash flows from investing activities:
Cash held in trust fund	(43,289,567)	(43,289,567)
Net cash used in investing activities	(43,289,567)	(43,289,567)

Cash flows from financing activities:
Proceeds from sale of shares of common stock	47,485,000	47,460,000
Proceeds from issuance of option	100	100
Proceeds from notes payable, stockholders	70,000	-
Payments of notes payable, stockholders	(70,000)	(70,000)
Payment of costs of public offering	(3,003,085)	(2,944,987)
Net cash provided by financing activities	44,482,015	44,445,113

Net increase in cash	1,023,035	986,133
Cash at beginning of period	-	36,902
Cash at end of period	$1,023,035	$1,023,035

Supplemental schedule of non-cash financing activities:
Accrual of costs of acquisition	$260,586	$260,586
Accrual of deferred underwriting fees	$673,333	$673,333

Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,146	$2,146

See Notes to unaudited condensed financial statements

HIGHBURY FINANCIAL INC.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Note 1. Basis of Presentation

The financial statements at March 31, 2006, for the three months ended March 31, 2006 and for the period from July 13, 2005 (inception) to March 31, 2006 are unaudited and include the accounts of Highbury Financial Inc. (a corporation in the development stage) (“the Company”).

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and the period from July 13, 2005 to March 31, 2006. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The accompanying December 31, 2005 balance sheet has been derived from the audited financial statements. The Company has selected December 31 as its fiscal year end.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

Note 2. Organization and Business Operations

Highbury Financial Inc. was incorporated in Delaware on July 13, 2005 as a blank check company whose objective is to acquire, or acquire control of, one or more operating businesses in the financial services industry that may provide significant opportunities for growth, with a particular focus on investment management and securities firms.

The registration statement for the Company's initial public offering ("Offering") was declared effective January 25, 2006. The Company consummated the Offering, including full exercise of the over-allotment option, on January 31, 2006 and February 3, 2006, respectively. Immediately preceding the Offering, all of the Company's stockholders prior to the Offering (the “Initial Stockholders”), including all of the officers and directors of the Company, purchased an aggregate of 166,667 units from the Company in a private placement (the “Private Placement”). The units sold in the Private Placement were identical to the units sold in the Offering, but the purchasers in the Private Placement have waived their rights to conversion and their rights to receipt of distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received proceeds from the Private Placement and the Offering, net of the underwriters’ discount and commissions and offering expenses, of approximately $43,783,582 (Note 3).

The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination, or series of business combinations, with an operating business or businesses in the financial services industry ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $43,289,567 of the net proceeds of the Offering and the Private Placement, including approximately $673,333 which will be paid to the underwriters of the Offering if a business combination is consummated (net of approximately $0.12 for each share of common stock converted in connection with the Business Combination as described below) but which will be forfeited if a business combination is not consummated, is being held in an interest-bearing trust account ("Trust

HIGHBURY FINANCIAL INC.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

The Initial Stockholders, have agreed to vote their 1,725,000 founding shares of common stock (Note 5) as well as the 166,667 shares of common stock included in the units they purchased in the Private Placement in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, net of taxes payable, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (20% of the amount originally placed in the Trust Account, excluding the portion relating to the deferred underwriting fees) has been classified as common stock subject to possible conversion in the accompanying March 31, 2006 balance sheet and 20% of the interest earned on the Trust Account, gross of taxes payable, has been recorded as deferred investment income.

The Company’s Certificate of Incorporation, as amended, provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (July 31, 2007), or 24 months from the consummation of the Offering (January 31, 2008) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering, and general and administrative expenses incurred prior to the liquidation event and since no value would be attributed to the Warrants contained in the Units sold (see Note 3).

Deferred Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. Because the Company is currently in the development stage, many of its expenses are not currently deductible for income tax purposes. A valuation allowance may be established when necessary to reduce deferred tax assets to the amount expected to be realized.

HIGHBURY FINANCIAL INC.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Income Per Common Share

Income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The effect of the 15,486,666 outstanding warrants issued in connection with the Offering and the 333,334 outstanding warrants issued in connection with the Private Placement has not been considered in diluted income per share calculations since the warrants cannot be exercised until the later of the completion of the Company’s initial Business Combination and January 25, 2007. Furthermore, the effect of the 336,667 units included in the underwriters purchase option has not been considered in diluted income per share calculations since the option is out-of-the money based on the Company’s weighted average common stock price for the period.

Deferred Registration Costs

Deferred registration costs consist of legal, accounting and other fees incurred through the balance sheet date that were related to the Offering and that were charged to capital upon the consummation of the Offering.

Deferred Acquisition Costs

Deferred acquisition costs consist of legal, accounting and other fees incurred through the balance sheet date that are related to the acquisition of the U.S. mutual fund business of ABN AMRO Asset Management Holdings, Inc. (see Note 9). These costs will be included in the cost of the acquisition if the business combination is consummated or expensed if it is not.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123(R)”), “Share Based Payment”. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123(R) effective January 1, 2006. The adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3. Initial Public Offering

The Company sold 7,910,000 units ("Units") in the Private Placement and the Offering, which included all of the 1,010,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two redeemable common stock purchase warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering (January 25, 2007) and expiring four years from the effective date of the Offering (January 25, 2010). The Warrants will be redeemable, at the Company's option, at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Separate trading of the Common Stock and Warrants underlying the Company’s Units commenced on February 21, 2006.

HIGHBURY FINANCIAL INC.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

In connection with this Offering, the Company issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. The Company estimates that the fair value of this option is approximately $423,000 ($1.26 per Unit) using a Black-Scholes option pricing model. The fair value of the option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 29.0%, (2) risk-free interest rate of 4.34% and (3) expected life of four years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

Note 4. Investments Held in Trust

Investments held in trust at March 31, 2006 consist of: (i) a zero coupon United States Treasury Bill with a face value of $6,570,000 purchased at a discount of 98.895% due May 11, 2006 and carried on the Company’s financial statements at $6,538,584; (ii) a zero coupon United States Treasury Bill with a face value of $6,640,000 purchased at a discount of 97.837% due August 3, 2006 and carried on the Company’s financial statements at $6,538,342; and (iii) money market obligations in the aggregate of $30,523,099.

There were no investments held in trust at December 31, 2005.

Note 5. Stockholders’ Equity

Common Stock

The Company’s initial stockholders purchased 1,500,000 common shares for $25,000 on August 1, 2005. On January 13, 2006, the Board of Directors authorized a stock dividend of 0.15 shares of common stock for each share of common stock outstanding, bringing the initial outstanding shares to 1,725,000. All references in the accompanying financial statements to the number of shares of stock outstanding have been retroactively restated to reflect the stock dividend.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2006, no shares of preferred stock have been issued.

Common Stock Commitments

At March 31, 2006, 15,820,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants and 1,010,001 shares of common stock were reserved for issuance upon exercise of the underwriters' unit purchase option.

HIGHBURY FINANCIAL INC.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Note 6. Commitments

The Company presently occupies office space provided by an affiliate of four Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on January 26, 2006. The statement of operations for the period ended March 31, 2006 includes $16,452 related to this agreement.

In connection with the Offering, the Company has agreed to pay the underwriters upon completion of its initial Business Combination approximately $673,333, plus accrued interest on such amount, net of taxes payable, less approximately $0.12 for each share of common stock that the Public Stockholders elect to convert in connection with the Company’s initial Business Combination. The Company has recorded the deferred underwriting fees payable to the underwriters as an expense of the public offering resulting in a charge directly to stockholders' equity. The interest earned on the deferred underwriting fees held in the Trust Account, gross of taxes payable, has been recorded as deferred investment income.

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

The Initial Stockholders are entitled to registration rights with respect to the shares of common stock and warrants of the Company owned by them. The holders of the majority of the founding shares are entitled to make up to two demands that the Company register these shares and any other warrants or shares of the Company owned by them (excluding the shares purchased in the Private Placement) at any time commencing on the date the founding shares are released from escrow. In addition, the Initial Stockholders have certain "piggy-back" registration rights with respect to such securities on registration statements filed subsequent to the date the founding shares are released from escrow. The holders of a majority of the units purchased in the Private Placement are entitled to make up to two demands that the Company register the shares, warrants and shares underlying the warrants comprising such units at any time commencing on the date the Company consummates a Business Combination. In addition, the Initial Stockholders have certain "piggy-back" registration rights with respect to such securities on registration statements filed subsequent to the date the Company consummates a Business Combination. The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements.

The founding shares have been placed in escrow until the earliest of: (1) January 25, 2009; (2) the Company's liquidation; and (3) the consummation of a liquidation, merger or stock exchange, stock purchase or other similar transaction which results in all of the Company's stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a Business Combination with a target business. During the escrow period, the Initial Stockholders may not sell or transfer their founding shares except among the Initial Stockholders (including upon exercise by Broad Hollow of its call options), to their spouses and children or trusts established for their benefit, by virtue of the laws of decent and distribution, upon the death of any Initial Stockholder or pursuant to a qualified domestic relations order but retain all other rights as stockholders, including, without limitation, the right to vote their shares and receive cash dividends, if declared.  In addition, the units purchased by the Initial Stockholders in the Private Placement and the shares and warrants comprising such units may not be sold, assigned or transferred by the Initial Stockholders until after the consummation of a Business Combination.

The Company also paid fees and issued securities to the underwriters in the Offering as described above in Note 3.

HIGHBURY FINANCIAL INC.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Note 7. Notes Payable, Stockholders

The Company issued unsecured promissory notes in the aggregate amount of $70,000 to all of its Initial Stockholders. The notes were non-interest-bearing and were repaid immediately following the consummation of the Offering from the net proceeds of such Offering.

Note 8. Income Taxes

The provision for income taxes for the period ended March 31, 2006 consists of the following:

Current
Federal	$95,817
State	13,681
Deferred
Federal	(45,768)
State	(6,535)
$57,195

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes for the period ended March 31, 2006 is as follows:

Statutory federal income tax rate	34.0%
State tax net of federal benefit	3.1
Effective income tax rate	37.1%

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	March 31, 2006	December 31, 2005
Interest income deferred for reporting purposes	$24,440	$—
Expenses deferred for income tax purposes	28,772	909
Valuation allowance	(909)	(909)
Net deferred tax asset	$52,303	$—

During 2006, the Company began to generate taxable income and therefore is no longer recording a valuation allowance against the remaining deferred tax assets.

Note 9. Recent Developments

On April 20, 2006 the Company and Aston Asset Management LLC, a newly formed Delaware limited liability company (“Aston”, and together with Highbury “the Highbury Entities”), entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with ABN AMRO Asset Management Holdings, Inc. (“AAAMHI”), ABN AMRO Investment Fund Services, Inc. (“AAIFS”), ABN AMRO Asset Management, Inc., (“AAAMI”), Montag & Caldwell, Inc., (“Montag”), Tamro Capital Partners LLC, (“TAMRO”), Veredus Asset Management LLC, (“Veredus”), and River Road Asset Management, LLC, (“River Road” and together with AAAMHI, AAIFS, AAAMI, Montag, TAMRO and Veredus individually referred to as a “Seller” and collectively as “Sellers”). Pursuant to the Asset Purchase Agreement, and subject to the satisfaction of the conditions set forth therein, the Highbury Entities will acquire substantially all of the Sellers’ business of providing investment advisory, administration, distribution and related services to the U.S. mutual funds (the “Target Funds”) specified in the Asset Purchase Agreement (collectively, the “Business”). In connection with the consummation of the sale of the Business (the “Closing”), Aston will enter into agreements with each of the Sellers that currently manage the Target Funds pursuant to which each such Seller will act as a sub-advisor to the applicable Target Fund. Pursuant to the Asset Purchase Agreement the Sellers have agreed not to terminate these agreements for a period of five years following the consummation of the sale of the Business.

HIGHBURY FINANCIAL INC.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

Pursuant to the Asset Purchase Agreement, at the Closing the Highbury Entities will pay $38.6 million in cash to AAAMHI. On the second anniversary of the date of the Closing, the Asset Purchase Agreement provides for a contingent adjustment payment in cash as follows: in the event the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Sellers applicable to the Target Funds for the six months prior to the second anniversary of the date of the Closing (“Target Revenue”) (x) exceeds $41.8 million, the Highbury Entities will pay to AAAMHI the difference between the Target Revenue and $41.8 million, up to a total aggregate payment of $3.8 million, or (y) is less than $34.2 million, AAAMHI will pay to the Highbury Entities the difference between the $34.2 million and the Target Revenue, up to a total aggregate payment of $3.8 million.

The sale of the Business currently is expected to be consummated in the second half of 2006, after receipt of requisite approvals from (i) our stockholders, (ii) the stockholders of the Target Funds and (iii) the trustees of the Target Funds. The trustees of the Target Funds voted to approve the sale of the Business on May 9, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes thereto contained in this Quarterly Report on Form 10-QSB.

Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1, as amended (File No. 333-127272), declared effective January 25, 2006 and the definitive Prospectus thereunder, and our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 10, 2006.

Recent Developments

On April 20, 2006 we and Aston Asset Management LLC, a newly formed Delaware limited liability company (“Aston”, and together with Highbury “the Highbury Entities”), entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with ABN AMRO Asset Management Holdings, Inc. (“AAAMHI”), ABN AMRO Investment Fund Services, Inc. (“AAIFS”), ABN AMRO Asset Management, Inc., (“AAAMI”), Montag & Caldwell, Inc., (“Montag”), Tamro Capital Partners LLC, (“TAMRO”), Veredus Asset Management LLC, (“Veredus”), and River Road Asset Management, LLC, (“River Road” and together with AAAMHI, AAIFS, AAAMI, Montag, TAMRO and Veredus individually referred to as a “Seller” and collectively as “Sellers”). Pursuant to the Asset Purchase Agreement, and subject to the satisfaction of the conditions set forth therein, the Highbury Entities will acquire substantially all of the Sellers’ business of providing investment advisory, administration, distribution and related services to the U.S. mutual funds (the “Target Funds”) specified in the Asset Purchase Agreement (collectively, the “Business”). In connection with the consummation of the sale of the Business (the “Closing”), Aston will enter into agreements with each of the Sellers that currently manage the Target Funds pursuant to which each such Seller will act as a sub-advisor to the applicable Target Fund. Pursuant to the Asset Purchase Agreement the Sellers have agreed not to terminate these agreements for a period of five years following the consummation of the sale of the Business.

Pursuant to the Asset Purchase Agreement, at the Closing the Highbury Entities will pay $38.6 million in cash to AAAMHI. On the second anniversary of the date of the Closing, the Asset Purchase Agreement provides for a contingent adjustment payment in cash as follows: in the event the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Sellers applicable to the Target Funds for the six months prior to the second anniversary of the date of the Closing (“Target Revenue”) (x) exceeds $41.8 million, the Highbury Entities will pay to AAAMHI the difference between the Target Revenue and $41.8 million, up to a total aggregate payment of $3.8 million, or (y) is less than $34.2 million, AAAMHI will pay to the Highbury Entities the difference between the $34.2 million and the Target Revenue, up to a total aggregate payment of $3.8 million.

For a more complete discussion of our proposed business combination see our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006.

The sale of the Business currently is expected to be consummated in the second half of 2006, after receipt of requisite approvals from (i) our stockholders, (ii) the stockholders of the Target Funds and (iii) the trustees of the Target Funds. The trustees of the Target Funds voted to approve the sale of the Business on May 9, 2006. However, unless otherwise indicated, the remainder of this Quarterly Report on Form 10-QSB assumes that the foregoing acquisition is not consummated and that we must seek a different business combination. There can be no assurance that the acquisition will be consummated.

We intend to file a proxy statement with the Securities and Exchange Commission as soon as practicable in connection with the foregoing transaction.

Plan of Operation

We were formed on July 13, 2005, as a blank check company for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more financial services businesses. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to use cash derived from the proceeds of our recently completed public offering and private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

We closed our initial public offering on January 31, 2006. Gross proceeds from our initial public offering were $40,399,998. On February 3, 2006, we sold an additional 1,010,000 units pursuant to the underwriters’ over-allotment option, raising additional gross proceeds of $6,060,000. Immediately preceding the offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in a private placement at a price per unit of $6.00. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private placement were approximately $43,783,582. We deposited $43,289,567 into a trust account at Lehman Brothers, Inc. (referred to in this Quarterly Report on Form 10-QSB as the “trust account”), maintained by Continental Stock Transfer & Trust Company acting as trustee, which includes the non-accountable expense allowance of $673,333 the underwriters have agreed to defer until consummation of our initial business combination. The remaining proceeds, $1,167,348, were made available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2006, there was approximately $43,600,025 held in the trust account, which includes the deferred underwriters’ non-accountable expense allowance of $673,333 and accrued interest thereon. Additionally, as of March 31, 2006, we had approximately $1,023,035 outside the trust account to fund our working capital needs.

We may use substantially all of the net proceeds of the offering and the private placement to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting one or more operating businesses, and structuring, negotiating and consummating the business combination. However, we may not use all of the proceeds in the trust account in connection with our initial business combination, either because the consideration for our initial business combination is less than the proceeds in the trust account or because we finance a portion of the consideration with our capital stock or debt securities. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses, which may include subsequent acquisitions.

Based on our management team’s past experience managing and advising businesses, we believe that the funds available to us outside of the trust account will be sufficient to allow us to operate through January 31, 2008, assuming that our initial business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:

•
approximately $600,000 of expenses for legal, accounting, due diligence and other expenses attendant to the investigating of a target business and structuring and negotiating of a business combination;

•	approximately $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;
•	approximately $180,000 of expenses in fees relating to our office space and certain general and administrative services; and
•
approximately $287,348 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $200,000 for director and officer liability and other insurance premiums. In addition, we may elect to use some of the working capital to make a down payment or pay exclusivity or similar fees in connection with structuring and negotiating a business combination.

All of these approximate dollar amounts are estimates. Those estimates may prove inaccurate, especially if a portion of the available funds is used to make a down payment or pay exclusivity or similar fees in connection with our initial business combination or if we expend a significant portion of the available funds in pursuit of our initial business combination that is not consummated. If we do not have sufficient funds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the initial stockholders or from third parties. We may not be able to obtain additional financing and our initial stockholders and management are not obligated to provide any additional financing. If we do not have sufficient funds and cannot find additional financing, we may be forced to liquidate prior to consummating our initial business combination.

We may need to obtain additional financing to the extent such financing is required to consummate our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Net income of $97,155 reported for the quarter ended March 31, 2006 consisted primarily of $32,315 expense for professional fees, including legal and accounting services, $16,787 expense for director and officer liability insurance, $16,452 expense for a monthly administrative services agreement, $14,962 expense for franchise taxes, $7,051 expense for travel and entertainment, $2,586 for other expenses and $57,195 of income taxes. Investment income on the trust account during the period was $244,503. This excludes $65,955 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. At March 31, 2006, we had cash outside of the trust fund of $1,023,035, prepaid expenses of $131,463 and accounts payable and accrued expenses of $315,242 (including $260,586 of costs deferred in connection with the acquisition of the U.S. mutual fund business of ABN AMRO). Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

Net income of $94,703 reported for the period from July 13, 2005 (inception) to March 31, 2006 consisted primarily of $32,315 expense for professional fees, including legal and accounting services, $16,787 expense for director and officer liability insurance, $16,452 expense for a monthly administrative services agreement, $16,958 expense for franchise taxes, $7,051 expense for travel and entertainment, $3,042 for other expenses and $57,195 of income taxes. Investment income on the trust fund during the period was $244,503. This excludes $65,955 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees.

We presently occupy office space provided by Berkshire Capital Securities LLC, an affiliate of four of our initial stockholders. Berkshire Capital has agreed that, until we consummate the acquisition of a target business, it will make such office space, as well as certain office and secretarial services, available to us, as we may require from time to time. We have agreed to pay Berkshire Capital $7,500 per month for such services commencing on January 26, 2006. The statement of operations for the period ended March 31, 2006 includes $16,452 related to this agreement.

Off Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements.  The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.  See Footnote 3 to the financial statements for a discussion of the options and warrants.

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 25, 2006, immediately preceding our initial public offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in a private placement (referred to in this Quarterly Report on Form 10-QSB as the “private placement”) at a price per unit of $6.00. The units sold in the private placement were identical to the units sold in our initial public offering and are described in the section below entitled “Use of Proceeds from our Initial Public Offering and Private Placement.” However, the purchasers in the private placement have waived their rights to conversion and receipt of distribution on liquidation in the event we do not complete a business combination.

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as they were sold to individuals and entities who were each accredited investors, as defined in Rule 501(a) of the Securities Act of 1933. No underwriting discounts or commissions were paid with respect to such sales. The aggregate proceeds of the private placement of $1,000,002 were placed in the trust account.

There were no other unregistered sales of our equity securities during the three months ended March 31, 2006.

Use of Proceeds from our Initial Public Offering and Private Placement

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-127272), and which relates to the initial public offering of our units, was January 25, 2006. Each unit consists of one share of common stock, $.0001 par value per share, and two warrants, each to purchase one share of common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit. The offering was closed on January 31, 2006. The co-lead managing underwriters for the offering were ThinkEquity Partners LLC and EarlyBirdCapital, Inc. A total of 6,733,333 units were sold in the offering, generating gross proceeds of $40,399,998. On February 3, 2006, ThinkEquity Partners LLC and EarlyBirdCapital, Inc. acquired an additional 1,010,000 units pursuant to an over-allotment option, generating gross proceeds of $6,060,000.

We paid a total of $2,400,433 in underwriting discounts and commissions, which does not include $673,333, plus accrued interest, net of taxes payable, for the underwriters’ non-accountable expense allowance which will be paid upon the consummation of our initial business combination, and incurred approximately $602,652 for other costs and expenses related to the offering. No expenses of our initial public offering were paid to any of our directors or officers or any of their respective affiliates. We did, however, repay $70,000 to R. Bruce Cameron, Richard S. Foote, the Hillary Appel Trust, the Catey Lauren Appel Trust, R. Bradley Forth and Broad Hollow LLC who had advanced us such amount to pay certain expenses related to our initial public offering. This amount was reflected in the offering expenses and did not reduce our available funds of approximately $1,167,348.

After deducting the underwriting discounts and commissions (including the $673,333 deferred underwriting fee) and the offering expenses, the total net proceeds to us from our initial public offering and the private placement were approximately $43,783,582, of which approximately $43,289,567 was placed in the trust account. The amount in the trust account includes the non-accountable expense allowance of approximately $673,333 ThinkEquity Partners LLC and EarlyBirdCapital, Inc. have agreed to defer until the consummation of our initial business combination. Upon completion of our initial business combination, we will pay the underwriters approximately $673,333, plus accrued interest on such amount, net of taxes payable, less approximately $0.12 for each share of our common stock that our public stockholders elect to convert in connection with our initial business combination. The proceeds will not be released from the trust account until the earlier of the completion of our initial business combination or our liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of one or more target businesses with which we ultimately complete our initial business combination. We may not use all of the proceeds in the trust account in connection with our initial business combination, either because the consideration for the business combination is less than the proceeds in the trust account or because we finance a portion of the consideration with our capital stock or debt securities. In that event, the proceeds held in the trust account, as well as any other net proceeds not expended, will be used to finance the operations of the target businesses, which may include subsequent acquisitions. The proceeds not held in the trust account are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For additional information on our use of proceeds from our initial public offering, see Item 2 of Part I of this Quarterly Report on Form 10-QSB.

ITEM 6: EXHIBITS

(a)	Exhibits:

		Exhibit Number	Description of Document
4.4
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant (incorporated by reference to Exhibit 4.4 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005).

4.5
Form of Unit Purchase Option granted to each of ThinkEquity Partners, LLC and EarlyBird Capital, Inc. (incorporated by reference to Exhibit 4.5 to Amendment No. 7 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on January 23, 2006).

10.1
Form of Letter Agreement between the Registrant and each of R. Bruce Cameron, Richard S. Foote, R. Bradley Forth, The Hillary Appel Trust, The Catey Lauren Appel Trust, Broad Hollow LLC (the initial stockholders) and Russell L. Appel (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 20, 2005).

10.2
Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005).

10.3
Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005).

10.4
Form of Registration Rights Agreement between the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005).

		31.1	Section 302 Certification by CEO.
		31.2	Section 302 Certification by CFO.
		32	Section 906 Certification by CEO and CFO.

(b)	Reports on Form 8-K:

Date	Items	Financial Statements
February 1, 2006	8.01, 9.01	Audited Financial Statements from July 13, 2005 (inception) to January 31, 2006 and from January 1, 2006 to January 31, 2006 and from July 13, 2005 (inception) to December 31, 2005
February 3, 2006	8.01, 9.01	Unaudited Balance Sheet as of February 3, 2006
February 21, 2006	8.01, 9.01

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBURY FINANCIAL INC.
Dated: May 12, 2006

By: /s/ Richard S. Foote Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2006

By: /s/ R. Bradley Forth R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
4.4
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant (incorporated by reference to Exhibit 4.4 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005).

4.5
Form of Unit Purchase Option granted to each of ThinkEquity Partners, LLC and EarlyBird Capital, Inc. (incorporated by reference to Exhibit 4.5 to Amendment No. 7 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on January 23, 2006).

10.1
Form of Letter Agreement between the Registrant and each of R. Bruce Cameron, Richard S. Foote, R. Bradley Forth, The Hillary Appel Trust, The Catey Lauren Appel Trust, Broad Hollow LLC (the initial stockholders) and Russell L. Appel (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 20, 2005).

10.2
Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005).

10.3
Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005).

10.4
Form of Registration Rights Agreement between the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005).

31.1	Section 302 Certification by CEO.
31.2	Section 302 Certification by CFO.
32	Section 906 Certification by CEO and CFO.