Form 10QSB
period 2006-06-30
HIGHBURY FINANCIAL INC
filed 2006-08-14
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☒ No ☐

As of August 11, 2006, 9,635,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash	$566,986	$36,902
Investments in Trust Account (Notes 2, 4)	43,890,907	-
Prepaid expenses	105,355	-
Total current assets	44,563,248	36,902

Deferred registration costs (Note 2)	-	483,492
Deferred acquisition costs (Note 2)	756,965	-
Deferred income taxes (Notes 2, 8)	128,175	-

Total assets	$45,448,388	$520,394

Current liabilities:
Accounts payable and accrued expenses	$496,608	$427,846
Income taxes payable	68,185	-
Deferred underwriting fees (Note 6)	673,333	-
Deferred investment income (Note 2)	112,795	-
Notes payable, stockholders (Note 7)	-	70,000
Total current liabilities	1,350,921	497,846

Common stock, subject to possible conversion,
1,548,666 shares at conversion value (Note 2)	8,657,910	-

Stockholders' equity (Notes 2, 3, 4, 5, 6, 9):
Preferred stock, $.0001 par value, authorized 1,000,000
shares; none issued	-	-
Common stock, $.0001 par value, authorized 50,000,000
shares; issued and outstanding 9,635,000 shares
(which includes 1,548,666 subject to possible conversion)
and 1,725,000, respectively	964	173
Additional paid-in capital	35,149,808	24,827
Income (deficit) accumulated during the development stage	288,785	(2,452)
Total stockholders' equity	35,439,557	22,548

Total liabilities and stockholders' equity	$45,448,388	$520,394

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statements of Operations

			Period from
	Three Months	Six Months	July 13, 2005
	Ended	Ended	(inception) to
	June 30, 2006	June 30, 2006	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Professional fees	$(76,639)	$(108,954)	$(108,954)
D&O insurance	(22,958)	(39,745)	(39,745)
Administrative fees	(22,500)	(38,952)	(38,952)
Franchise taxes	(15,063)	(30,025)	(32,021)
Travel and entertainment	(18,435)	(25,486)	(25,486)
Other expenses	(14,926)	(17,512)	(17,968)
Total expenses	(170,521)	(260,674)	(263,126)
Operating income	(170,521)	(260,674)	(263,126)

Non-operating income:
Interest income	3,376	3,376	3,376
Investment income	474,042	718,545	718,545
Total non-operating income	477,418	721,921	721,921

Income before provision for income taxes	306,897	461,247	458,795

Provision for income taxes (Note 8):
Current	(188,687)	(298,185)	(298,185)
Deferred	75,872	128,175	128,175
Net income for the period	$194,082	$291,237	$288,785

Weighted average shares outstanding, basic and diluted	9,635,000	8,502,722	5,190,881

Net income per share, basic and diluted	$0.02	$0.03	$0.06

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statement of Stockholders' Equity

				Income (Deficit) Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Sale of 1,725,000 shares of common stock to
initial stockholders on August 1, 2005
at $0.0145 per share (Note 5)	1,725,000	$173	$24,827	$-	$25,000
Net loss for the period	-	-	-	(2,452)	(2,452)
Balance at December 31, 2005	1,725,000	$173	$24,827	$(2,452)	$22,548

Unaudited:

Sale of 166,667 units in a private placement	166,667	17	999,985	-	1,000,002
Sale of 7,743,333 units, net of underwriters'
discount and offering expenses (includes
1,548,666 shares subject to possible conversion)	7,743,333	774	42,782,806	-	42,783,580
Proceeds subject to possible conversion of
1,548,666 shares	-	-	(8,657,910)	-	(8,657,910)
Proceeds from issuance of option	-	-	100	-	100
Net income for the period	-	-	-	291,237	291,237
Balance at June 30, 2006	9,635,000	$964	$35,149,808	$288,785	$35,439,557

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statements of Cash Flows

			Period from
	Three Months	Six Months	July 13, 2005
	Ended	Ended	(inception) to
	June 30, 2006	June 30, 2006	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income for the period	$194,082	$291,237	$288,785

Adjustments to reconcile net income to net cash used in operating activities:
(Increase) / decrease in deferred taxes	(75,872)	(128,175)	(128,175)

Changes in operating assets and liabilities:
(Increase) / decrease in trust account	(290,882)	(601,340)	(601,340)
(Increase) / decrease in prepaid expenses	26,108	(105,355)	(105,355)
Increase / (decrease) in accounts payable and accrued expenses	(315,012)	(262,809)	(260,357)
Increase / (decrease) in deferred investment income	46,840	112,795	112,795
Increase / (decrease) in income taxes payable	(41,313)	68,185	68,185
Net cash used in operating activities	(456,049)	(625,462)	(625,462)

Cash flows from investing activities:
Cash held in trust fund	-	(43,289,567)	(43,289,567)
Net cash used in investing activities	-	(43,289,567)	(43,289,567)

Cash flows from financing activities:
Proceeds from sale of shares of common stock	-	47,460,000	47,485,000
Proceeds from issuance of option	-	100	100
Proceeds from notes payable, stockholders	-	-	70,000
Payments of notes payable, stockholders	-	(70,000)	(70,000)
Payment of costs of public offering	-	(2,944,987)	(3,003,085)
Net cash provided by financing activities	-	44,445,113	44,482,015

Net increase in cash	(456,049)	530,084	566,986
Cash at beginning of period	1,023,035	36,902	-
Cash at end of period	$566,986	$566,986	$566,986

Supplemental schedule of non-cash financing activities:
Accrual of costs of acquisition	$496,379	$756,965	$756,965
Accrual of deferred underwriting fees	-	673,333	673,333

Supplemental disclosure of cash flow information:
Cash paid for taxes	$230,000	$232,146	$232,146

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The financial statements at June 30, 2006, for the three months and six months ended June 30, 2006 and for the period from July 13, 2005 (inception) to June 30, 2006 are unaudited and include the accounts of Highbury Financial Inc. (a corporation in the development stage) (“the Company”) and its 65%-owned subsidiary, Aston Asset Management LLC (“Aston”). To date, Aston’s efforts have been limited to organizational activities.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of its operations and its cash flows for the six months ended June 30, 2006 and the period from July 13, 2005 (inception) to June 30, 2006. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The accompanying December 31, 2005 balance sheet has been derived from the audited financial statements. The Company has selected December 31 as its fiscal year end.

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

The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination, or series of business combinations, with an operating business or businesses in the financial services industry ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $42,616,234 of the net proceeds of the Offering and the Private Placement and approximately $673,333 which will be paid to the underwriters of the Offering if a business combination is consummated (net of approximately $0.11 for each share of common stock converted in connection with the Business Combination as described below) but which will be forfeited if a business combination is not consummated, is being held in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Highbury Financial Inc. and Subsidiary
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

The Initial Stockholders have agreed to vote their 1,725,000 founding shares of common stock (Note 5), as well as the 166,667 shares of common stock included in the units they purchased in the Private Placement, in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, net of taxes payable, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest, net of taxes payable, in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (20% of the amount originally placed in the Trust Account, excluding the portion relating to the deferred underwriting fees) has been classified as common stock subject to possible conversion in the accompanying June 30, 2006 balance sheet and approximately 20% of the interest earned on the Trust Account, net of related income taxes, has been recorded as deferred investment income.

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

Highbury Financial Inc. and Subsidiary
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

Deferred Registration Costs

Deferred registration costs consist of legal, accounting and other fees incurred through the balance sheet date that were related to the Offering and that were charged to capital upon the consummation of the Offering.

Deferred Acquisition Costs

Deferred acquisition costs consist of legal, accounting and other fees incurred through the balance sheet date that are related to the potential acquisition of the U.S. mutual fund business of ABN AMRO Asset Management Holdings, Inc. (see Note 9). These costs will be included in the cost of the acquisition if the business combination is consummated or expensed if it is not. There is no assurance that this business combination will be consummated.

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

In connection with this Offering, the Company issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. The Company has estimated that the fair value of this option is approximately $423,000 ($1.26 per Unit) using a Black-Scholes option pricing model. The fair value of the option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 29.0%, (2) risk-free interest rate of 4.34% and (3) expected life of four years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

Highbury Financial Inc. and Subsidiary
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 4. Investments Held in Trust

Investments held in trust at June 30, 2006 consist of: (i) a United States Treasury Bill with a face value of $6,448,000 purchased at a discount of 97.837% due August 3, 2006 and carried on the Company’s financial statements at $6,422,788; (ii) a United States Treasury Bill with a face value of $30,973,000 purchased at a discount of 98.910% due August 3, 2006 and carried on the Company’s financial statements at $30,851,896; (iii) a United States Treasury Bill with a face value of $6,642,000 purchased at a discount of 98.906% due August 3, 2006 and carried on the Company’s financial statements at $6,616,030; and (iv) money market obligations in the aggregate of $193.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2006, no shares of preferred stock have been issued.

Common Stock Commitments

At June 30, 2006, 15,820,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants and 1,010,001 shares of common stock were reserved for issuance upon exercise of the underwriters' unit purchase option.

Note 6. Commitments

The Company presently occupies office space provided by an affiliate of several of our Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on January 26, 2006. The statements of operations for the three-month and six-month periods ended June 30, 2006 include $22,500 and $38,952 related to this agreement, respectively. The Company and such affiliate intend to amend this agreement upon consummation of the acquisition to extend the agreement upon the same terms. If extended, the agreement will be terminable by either party upon six months’ prior notice.

Highbury Financial Inc. and Subsidiary
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

In connection with the Offering, the Company has agreed to pay the underwriters upon completion of its initial Business Combination approximately $673,333, plus accrued interest on such amount, net of taxes payable, less approximately $0.11 for each share of common stock that the Public Stockholders elect to convert in connection with the Company’s initial Business Combination. The Company has recorded the deferred underwriting fees payable to the underwriters as an expense of the public offering resulting in a charge directly to stockholders' equity. The interest earned on the deferred underwriting fees held in the Trust Account, gross of taxes payable, has been recorded as deferred investment income.

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

Highbury Financial Inc. and Subsidiary
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Notes Payable, Stockholders

The Company issued unsecured promissory notes in the aggregate amount of $70,000 to all of its Initial Stockholders. The notes were non-interest-bearing and were repaid immediately following the consummation of the Offering from the net proceeds of such Offering.

Note 8. Income Taxes

The provisions for income taxes for the three month and six month periods ended June 30, 2006 consist of the following:

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Current
Federal	$165,111	$260,928
State	23,576	37,257
Deferred
Federal	(65,597)	(111,365)
State	(9,366)	(15,901)
Reversal of Valuation Allowance	(909)	(909)
	$112,815	$170,010

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes for the period ended June 30, 2006 is as follows:

Statutory federal income tax rate	34.0%
State tax net of federal benefit	3.1
Effective income tax rate	37.1%

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	June 30, 2006	December 31, 2005
Interest income deferred for reporting purposes	$41,797	$—
Expenses deferred for income tax purposes	86,378	909
Valuation allowance	—	(909)
Net deferred tax asset	$128,175	$—

During 2006, the Company began to generate taxable income and therefore is no longer recording a valuation allowance against its deferred tax assets.

Highbury Financial Inc. and Subsidiary
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 9. Recent Developments

On April 20, 2006 the Company and Aston Asset Management LLC, a newly formed Delaware limited liability company (“Aston”, and together with Highbury the “Highbury Entities”), entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with ABN AMRO Asset Management Holdings, Inc. (“AAAMHI”), ABN AMRO Investment Fund Services, Inc. (“AAIFS”), ABN AMRO Asset Management, Inc., (“AAAMI”), Montag & Caldwell, Inc., (“Montag”), Tamro Capital Partners LLC, (“TAMRO”), Veredus Asset Management LLC, (“Veredus”), and River Road Asset Management, LLC, (“River Road” and together with AAAMHI, AAIFS, AAAMI, Montag, TAMRO and Veredus individually referred to as a “Seller” and collectively as “Sellers”). Pursuant to the Asset Purchase Agreement, and subject to the satisfaction of the conditions set forth therein, the Highbury Entities will acquire substantially all of the Sellers’ business of providing investment advisory, administration, distribution and related services to the U.S. mutual funds (the “Target Funds”) specified in the Asset Purchase Agreement (collectively, the “Business”). In connection with the consummation of the sale of the Business (the “Closing”), Aston will enter into agreements with each of the Sellers that currently manage the Target Funds pursuant to which each such Seller will act as a sub-advisor to the applicable Target Fund. Pursuant to the Asset Purchase Agreement the Sellers have agreed not to terminate these agreements for a period of five years following the consummation of the sale of the Business.

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

Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1, as amended (File No. 333-127272), declared effective January 25, 2006 and the definitive Prospectus thereunder, our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 10, 2006, and our Preliminary Proxy Statement originally filed with the Securities and Exchange Commission on May 31, 2006 and most recently amended on July 24, 2006.

Recent Developments

On April 20, 2006 we and Aston Asset Management LLC, a newly formed Delaware limited liability company (“Aston”, and together with Highbury the “Highbury Entities”), entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with ABN AMRO Asset Management Holdings, Inc. (“AAAMHI”), ABN AMRO Investment Fund Services, Inc. (“AAIFS”), ABN AMRO Asset Management, Inc., (“AAAMI”), Montag & Caldwell, Inc., (“Montag”), Tamro Capital Partners LLC, (“TAMRO”), Veredus Asset Management LLC, (“Veredus”), and River Road Asset Management, LLC, (“River Road” and together with AAAMHI, AAIFS, AAAMI, Montag, TAMRO and Veredus individually referred to as a “Seller” and collectively as “Sellers”). Pursuant to the Asset Purchase Agreement, and subject to the satisfaction of the conditions set forth therein, the Highbury Entities will acquire substantially all of the Sellers’ business of providing investment advisory, administration, distribution and related services to the U.S. mutual funds (the “Target Funds”) specified in the Asset Purchase Agreement (collectively, the “Business”). In connection with the consummation of the sale of the Business (the “Closing”), Aston will enter into agreements with each of the Sellers that currently manage the Target Funds pursuant to which each such Seller will act as a sub-advisor to the applicable Target Fund. Pursuant to the Asset Purchase Agreement the Sellers have agreed not to terminate these agreements for a period of five years following the consummation of the sale of the Business.

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

If we consummate our initial business combination with the U.S. mutual fund business of Sellers, as described above, we plan to enter into a revolving credit facility with City National Bank at the closing. The following is a summary of the proposed terms of our credit facility. The final terms of our credit facility have not been determined, and we cannot assure you that we will enter into a credit facility at all. If we do enter into a credit facility, its terms may differ materially from those set forth below.

Our revolving credit facility will provide for aggregate borrowing of up to $6.0 million. The credit facility may be used for working capital, general corporate purposes and to finance the conversion of shares of our common stock should the need arise in conjunction with the closing of the business combination and will terminate on the first anniversary of the business combination.

Our credit facility will be secured by a first priority perfected security interest in all of our and our potential future subsidiaries’ tangible and intangible property. Our borrowing under our credit facility will bear interest, at our option, at either the base rate minus 0.50% or LIBOR plus 1.50%. In addition, we will be required to pay annually a fee of 0.25% on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any base rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity which is one year from the date the credit facility is closed.

Our credit facility will contain customary and appropriate affirmative and negative covenants for financings of its type (subject to customary exceptions). The financial covenants will include: maximum total leverage ratio; and minimum net worth. Other covenants will, among other things, limit our ability to incur liens or other encumbrances, make capital expenditures, distributions, dividends, and divestitures, enter into mergers or acquisitions and experience a change of control.

For a more complete discussion of the Business and our proposed business combination, including the risks that are applicable to us with respect to our acquisition of the Business, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006 and our Preliminary Proxy Statement originally filed with the Securities and Exchange Commission on May 31, 2006 and most recently amended on July 24, 2006.

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

We closed our initial public offering on January 31, 2006. Gross proceeds from our initial public offering were $40,399,998. On February 3, 2006, we sold an additional 1,010,000 units pursuant to the underwriters’ over-allotment option, raising additional gross proceeds of $6,060,000. Immediately preceding the offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in a private placement at a price per unit of $6.00. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private placement were approximately $43,783,582. We deposited $42,616,234 of the net proceeds and the non-accountable expense allowance of $673,333, which the underwriters have agreed to defer until consummation of our initial business combination, into a trust account at Lehman Brothers, Inc. (referred to in this Quarterly Report on Form 10-QSB as the “trust account”) maintained by Continental Stock Transfer & Trust Company acting as trustee, for an initial total of $43,289,567 in the trust account. The remaining proceeds, $1,167,348, were made available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of June 30, 2006, the balance held in the trust account was approximately $43,890,907, which included the deferred underwriters’ non-accountable expense allowance of $673,333 and accrued interest thereon. Additionally, as of June 30, 2006, we had approximately $566,986 outside the trust account to fund our working capital needs.

We may use substantially all of the net proceeds of the offering and the private placement to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting one or more operating businesses, and structuring, negotiating and consummating the business combination. However, we may not use all of the proceeds in the trust account in connection with our initial business combination, either because the consideration for our initial business combination is less than the proceeds in the trust account or because we finance a portion of the consideration with our capital stock or debt securities. In that event, we will use the net proceeds not expended, including any remaining proceeds held in the trust account, to finance the operations of the target business or businesses, which may include subsequent acquisitions.

Based on our management team’s past experience managing and advising businesses, we believe that the funds available to us outside of the trust account will be sufficient to allow us to operate through January 31, 2008, assuming that our initial business combination is not consummated during that time. From January 25, 2006 through January 25, 2008, we anticipate making the following expenditures:

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

Net income of $194,082 reported for the quarter ended June 30, 2006 consisted primarily of investment income related to the cash in our trust account, offset by $76,639 expense for professional fees, including legal, accounting and investor relations services, $22,958 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $15,063 expense for franchise taxes, $18,435 expense for travel and entertainment, $14,926 for other expenses and $112,812 of income taxes. Investment income on the trust account during the period was $474,042. This excludes $46,840 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $3,376.

Net income of $291,237 reported for the six month period ended June 30, 2006 consisted primarily of investment income related to the cash in our trust account, offset by $108,954 expense for professional fees, including legal, accounting and investor relations services, $39,745 expense for director and officer liability insurance, $38,952 expense for a monthly administrative services agreement, $30,025 expense for franchise taxes, $25,486 expense for travel and entertainment, $17,512 for other expenses and $170,010 of income taxes. Investment income on the trust account during the period was $718,545. This excludes $112,795 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $3,376.

Net income of $288,785 reported for the period from July 13, 2005 (inception) through June 30, 2006 consisted primarily of investment income related to the cash in our trust account, offset by $108,954 expense for professional fees, including legal, accounting and investor relations services, $39,745 expense for director and officer liability insurance, $38,952 expense for a monthly administrative services agreement, $32,021 expense for franchise taxes, $25,486 expense for travel and entertainment, $17,968 for other expenses and $170,010 of income taxes. Investment income on the trust account during the period was $718,545. This excludes $112,795 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $3,376.

At June 30, 2006, we had cash outside of the trust fund of $566,986, prepaid expenses of $105,355 and accounts payable and accrued expenses of $496,607 (including $409,709 of costs deferred in connection with the acquisition of the U.S. mutual fund business of ABN AMRO). Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

The Company presently occupies office space provided by Berkshire Capital Securities LLC, an affiliate of several of our Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on January 26, 2006. The statements of operations for the three month and six month periods ended June 30, 2006 include $16,452 and $38,952 related to this agreement, respectively. The Company and Berkshire Capital intend to amend this agreement upon consummation of the acquisition to extend the agreement upon the same terms. If extended, the agreement will be terminable by either party upon six months’ prior notice.

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

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-127272), and which relates to the initial public offering of our units, was January 25, 2006. Each unit consists of one share of common stock, $.0001 par value per share, and two warrants, each to purchase one share of common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit. The offering was closed on January 31, 2006. The co-lead managing underwriters for the offering were ThinkEquity Partners LLC and EarlyBirdCapital, Inc. A total of 6,733,333 units were sold in the offering, generating gross proceeds of $40,399,998. On February 3, 2006, ThinkEquity Partners LLC and EarlyBirdCapital, Inc. acquired an additional 1,010,000 units pursuant to an over-allotment option, generating gross proceeds of $6,060,000. On January 25, 2006, immediately preceding our initial public offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in a private placement (referred to in this Quarterly Report on Form 10-QSB as the “private placement”) at a price per unit of $6.00. The units sold in the private placement were identical to the units sold in our initial public offering.

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

After deducting the underwriting discounts and commissions (including the $673,333 deferred underwriting fee) and the offering expenses, the total net proceeds to us from our initial public offering and the private placement were approximately $43,783,582, of which approximately $42,616,234 was placed in the trust account. Additionally, ThinkEquity Partners LLC and EarlyBirdCapital, Inc. have agreed to defer the non-accountable expense allowance of approximately $673,333 until the consummation of our initial business combination. This amount has also been placed in the trust account which initially aggregated $43,289,567. Upon completion of our initial business combination, we will pay the underwriters approximately $673,333, plus accrued interest on such amount, net of taxes payable, less approximately $0.11 for each share of our common stock that our public stockholders elect to convert in connection with our initial business combination. The proceeds will not be released from the trust account until the earlier of the completion of our initial business combination or our liquidation. The proceeds held in the trust account may be used as consideration to pay the sellers of one or more target businesses with which we ultimately complete our initial business combination.

We may not use all of the proceeds in the trust account in connection with our initial business combination, either because the consideration for our initial business combination is less than the proceeds in the trust account or because we finance a portion of the consideration with our capital stock or debt securities. In that event, we will use the net proceeds not expended, including any remaining proceeds held in the trust account, to finance the operations of the target business or businesses, which may include subsequent acquisitions. The proceeds not held in the trust account are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For additional information on our use of proceeds from our initial public offering, see Item 2 of Part I of this Quarterly Report on Form 10-QSB.

ITEM 6: EXHIBITS

(a) Exhibits:

	Exhibit Number	Description of Document
10.1
Asset Purchase Agreement, dated as of April 20, 2006, by and among ABN AMRO Asset Management Holdings, Inc., ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc., Montag & Caldwell, Inc., Tamro Capital Partners LLC, Veredus Asset Management LLC, River Road Asset Management LLC and Aston Asset Management LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).

10.2
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and Veredus Asset Management LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).

10.3
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and River Road Asset Management LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).

10.4
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and Montag & Caldwell, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).

10.5
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and ABN AMRO Asset Management Holdings, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).

10.6
Amended and Restated Limited Liability Company Agreement of Aston Asset Management LLC, dated as of April 20, 2006 (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).

	31.1	Section 302 Certification by CEO.
	31.2	Section 302 Certification by CFO.
	32	Section 906 Certification by CEO and CFO.

(b) Reports on Form 8-K:

Date	Items	Financial Statements
April 21, 2006	1.01, 7.01, 9.01

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBURY FINANCIAL INC.
Dated: August 14, 2006

By: /s/ Richard S. Foote Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2006

By: /s/ R. Bradley Forth R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1
Asset Purchase Agreement, dated as of April 20, 2006, by and among ABN AMRO Asset Management Holdings, Inc., ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc., Montag & Caldwell, Inc., Tamro Capital Partners LLC, Veredus Asset Management LLC, River Road Asset Management LLC and Aston Asset Management LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).

10.2
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and Veredus Asset Management LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).

10.3
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and River Road Asset Management LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).

10.4
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and Montag & Caldwell, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).

10.5
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and ABN AMRO Asset Management Holdings, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).

10.6
Amended and Restated Limited Liability Company Agreement of Aston Asset Management LLC, dated as of April 20, 2006 (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).

31.1	Section 302 Certification by CEO.
31.2	Section 302 Certification by CFO.
32	Section 906 Certification by CEO and CFO.