Form 10QSB/A
period 2006-06-30
HIGHBURY FINANCIAL INC
filed 2006-08-14
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1
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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB of Highbury Financial Inc. for the period ended June 30, 2006 filed with the Securities and Exchange Commission on August 14, 2006 is filed solely to file exhibits that were omitted from the original filing of Form 10-QSB.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes thereto contained in this Quarterly Report on Form 10-QSB/A.

Forward Looking Statements

This Quarterly Report on Form 10-QSB/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1, as amended (File No. 333-127272), declared effective January 25, 2006 and the definitive Prospectus thereunder, our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 10, 2006, and our Preliminary Proxy Statement originally filed with the Securities and Exchange Commission on May 31, 2006 and most recently amended on July 24, 2006.

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

Unless otherwise indicated, the remainder of this Quarterly Report on Form 10-QSB/A assumes that the foregoing acquisition is not consummated and that we must seek a different business combination. There can be no assurance that the acquisition will be consummated.

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

We closed our initial public offering on January 31, 2006. Gross proceeds from our initial public offering were $40,399,998. On February 3, 2006, we sold an additional 1,010,000 units pursuant to the underwriters’ over-allotment option, raising additional gross proceeds of $6,060,000. Immediately preceding the offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in a private placement at a price per unit of $6.00. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private placement were approximately $43,783,582. We deposited $42,616,234 of the net proceeds and the non-accountable expense allowance of $673,333, which the underwriters have agreed to defer until consummation of our initial business combination, into a trust account at Lehman Brothers, Inc. (referred to in this Quarterly Report on Form 10-QSB/A as the “trust account”) maintained by Continental Stock Transfer & Trust Company acting as trustee, for an initial total of $43,289,567 in the trust account. The remaining proceeds, $1,167,348, were made available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of June 30, 2006, the balance held in the trust account was approximately $43,890,907, which included the deferred underwriters’ non-accountable expense allowance of $673,333 and accrued interest thereon. Additionally, as of June 30, 2006, we had approximately $566,986 outside the trust account to fund our working capital needs.

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

PART II.
OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-127272), and which relates to the initial public offering of our units, was January 25, 2006. Each unit consists of one share of common stock, $.0001 par value per share, and two warrants, each to purchase one share of common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit. The offering was closed on January 31, 2006. The co-lead managing underwriters for the offering were ThinkEquity Partners LLC and EarlyBirdCapital, Inc. A total of 6,733,333 units were sold in the offering, generating gross proceeds of $40,399,998. On February 3, 2006, ThinkEquity Partners LLC and EarlyBirdCapital, Inc. acquired an additional 1,010,000 units pursuant to an over-allotment option, generating gross proceeds of $6,060,000. On January 25, 2006, immediately preceding our initial public offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in a private placement (referred to in this Quarterly Report on Form 10-QSB/A as the “private placement”) at a price per unit of $6.00. The units sold in the private placement were identical to the units sold in our initial public offering.

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

For additional information on our use of proceeds from our initial public offering, see Item 2 of Part I of this Quarterly Report on Form 10-QSB/A.

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