Form 10QSB/A
period 2006-03-31
HIGHBURY FINANCIAL INC
filed 2006-10-13
CIK 1335249

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

(303) 357-4802
(Issuer’s Telephone Number, Including Area Code)

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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on May 12, 2006. We are filing this Form 10-QSB/A to restate our financial statements for the quarter ended March 31, 2006 to reflect additional non-operating losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and the units sold in the Private Placement immediately prior to the initial public offering and (2) the shares of common stock and warrants to purchase common stock embedded in a option to purchase units consisting of one share and two warrants to purchase one additional share, issued to ThinkEquity Partners LLC and EarlyBirdCapital, Inc. in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock, when applicable, as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s Statement of Operations. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-QSB/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for the first quarter of 2006 giving effect to the restated information see “Restatement” at Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Note 3 to our Financial Statements.

This Form 10-QSB/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis or Plan of Operation

Part II — Item 6. Exhibits

In addition, we are also including currently-dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, and 32.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of March 31, 2006. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March 31, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of May 12, 2006 (the original filing date of the March 31, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our March 31, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Highbury Financial Inc.
(a company in the development stage)

Condensed Balance Sheets

	Restated March 31, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash	$1,023,035	$36,902
Cash in Trust Account (Notes 2, 4)	43,600,025	—
Prepaid expenses	131,463	—
Total current assets	44,754,523	36,902

Deferred registration costs (Note 2)	—	483,492
Deferred acquisition costs (Note 2)	260,586	—
Deferred income taxes (Notes 2, 8)	52,303	—

Total assets	$45,067,412	$520,394

Current liabilities:
Accounts payable and accrued expenses	$315,241	$427,846
Income taxes payable	109,498	—
Deferred underwriting fees (Note 6)	673,333	—
Deferred investment income (Note 2)	65,955	—
Common stock warrants (Note 3)	9,966,600	—
Underwriters’ purchase option (Note 3)	732,000	—
Notes payable, stockholders (Note 7)	—	70,000
Total current liabilities	11,862,627	497,846

Common stock, subject to possible conversion, 1,548,666 shares at conversion value (Note 2)	8,657,910	—

Stockholders’ equity (Notes 2, 3, 4, 5, 6, 9):
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 9,635,000 shares (which includes 1,548,666 subject to possible conversion) and 1,725,000, respectively	964	173
Additional paid-in capital	25,834,808	24,827
Income (deficit) accumulated during the development stage	(1,288,897)	(2,452)
Total stockholders’ equity	24,546,875	22,548

Total liabilities and stockholders’ equity	$45,067,412	$520,394

See Notes to unaudited condensed financial statements

Highbury Financial Inc.
(a company in the development stage)
Condensed Statements of Operations

	Restated Period from July 13, 2005 (inception) to March 31, 2006	Restated Period from January 1, 2006 to March 31, 2006
	(unaudited)	(unaudited)
Operating expenses:
Professional fees	$(32,315)	$(32,315)
D&O insurance	(16,787)	(16,787)
Administrative fees	(16,452)	(16,452)
Franchise taxes	(16,958)	(14,962)
Travel and entertainment	(7,051)	(7,051)
Other expenses	(3,042)	(2,586)
Total expenses	(92,605)	(90,153)
Operating loss	(92,605)	(90,153)

Non-operating income / (loss):
Investment income	244,503	244,503
Loss from derivative liabilities - warrants	(1,265,600)	(1,265,600)
Loss from derivative liabilities - UPO	(118,000)	(118,000))
Total non-operating loss	(1,139,097)	(1,139,097)

Loss before provision for income taxes	(1,231,702)	(1,229,250)

Provision for income taxes (Note 8):
Current	(109,498)	(109,498)
Deferred	52,303	52,303
Net loss for the period	$(1,288,897)	$(1,286,445)

Weighted average shares outstanding, basic and diluted	3,641,398	7,345,000

Net loss per share, basic and diluted	$(0.35)	$(0.18)

See Notes to unaudited condensed financial statements

Highbury Financial Inc.
(a company in the development stage)

Condensed Statement of Stockholders’ Equity (as restated)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Phase	Total

Sale of 1,725,000 shares of common stock to initial stockholders on August 1, 2005 at $0.0145 per share (Note 5)	1,725,000	$173	$24,827	$—	$25,000

Net loss for the period	—	—	—	(2,452)	(2,452)

Balance at December 31, 2005	1,725,000	$173	$24,827	$(2,452)	$22,548

Unaudited:

Sale of 166,667 units in a private placement	166,667	17	999,985	—	1,000,002

Sale of 7,743,333 units, net of underwriters’ discount and offering expenses (includes 1,548,666 shares subject to possible conversion)	7,743,333	774	42,782,806	—	42,783,580

Proceeds subject to possible conversion of 1,548,666 shares	—	—	(8,657,910)	—	(8,657,910)

Reclassification of derivative liability for part of proceeds from the sale of units relating to warrants	—	—	(8,701,000)	—	(8,701,000)

Reclassification of derivative liability relating to value of underwriters’ purchase option	—	—	(614,000)	—	(614,000)

Proceeds from issuance of option	—	—	100	—	100

Net loss for the period	—	—	—	(1,286,445)	(1,286,445)

Balance at March 31, 2006	9,635,000	$964	$25,834,808	$(1,288,897)	$24,546,875

See Notes to unaudited condensed financial statements

Highbury Financial Inc.
(a company in the development stage)

Condensed Statements of Cash Flows (as restated)

	Restated Period from July 13, 2005 (inception) to March 31, 2006	Restated Period from January 1, 2006 to March 31, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss for the period	$(1,288,897)	$(1,286,445)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivatives – warrants	1,265,600	1,265,600
Loss on derivatives – underwriters’ purchase option	118,000	118,000
Deferred taxes	(52,303)	(52,303)

Changes in operating assets and liabilities:
Increase in trust account	(310,458)	(310,458)
Increase in prepaid expenses	(131,463)	(131,463)
Increase in accrued expenses	54,655	52,203
Increase in deferred interest	65,955	65,955
Increase in income taxes payable	109,498	109,498
Net cash used in operating activities	(169,413)	(169,413)

Cash flows from investing activities:
Cash held in trust fund	(43,289,567)	(43,289,567)
Net cash used in investing activities	(43,289,567)	(43,289,567)

Cash flows from financing activities:
Proceeds from sale of shares of common stock and warrants	47,485,000	47,460,000
Proceeds from issuance of option	100	100
Proceeds from notes payable, stockholders	70,000	—
Payments of notes payable, stockholders	(70,000)	(70,000)
Payment of costs of public offering	(3,003,085)	(2,944,987)
Net cash provided by financing activities	44,482,015	44,445,113

Net increase in cash	1,023,035	986,133
Cash at beginning of period	—	36,902
Cash at end of period	$1,023,035	$1,023,035

Supplemental schedule of non-cash financing activities:
Accrual of costs of acquisition	$260,586	$260,586
Accrual of deferred underwriting fees	$673,333	$673,333

Supplemental disclosure of cash flow information:
Cash paid for taxes	$2,146	$2,146

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective January 25, 2006. The Company consummated the Offering, including full exercise of the over-allotment option, on January 31, 2006 and February 3, 2006, respectively. Immediately preceding the Offering, all of the Company’s stockholders prior to the Offering (the “Initial Stockholders”), including all of the officers and directors of the Company, purchased an aggregate of 166,667 units from the Company in a private placement (the “Private Placement”). The units sold in the Private Placement were identical to the units sold in the Offering, but the purchasers in the Private Placement have waived their rights to conversion and their rights to receipt of distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received proceeds from the Private Placement and the Offering, net of the underwriters’ discount and commissions and offering expenses, of approximately $43,783,582 (Note 3).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination, or series of business combinations, with an operating business or businesses in the financial services industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $43,289,567 of the net proceeds of the Offering and the Private Placement, including approximately $673,333 which will be paid to the underwriters of the Offering if a business combination is consummated (net of approximately $0.12 for each share of common stock converted in connection with the Business Combination as described below) but which will be forfeited if a business combination is not consummated, is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

HIGHBURY FINANCIAL INC.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The Initial Stockholders, have agreed to vote their 1,725,000 founding shares of common stock (Note 5) as well as the 166,667 shares of common stock included in the units they purchased in the Private Placement in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

Loss Per Common Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The effect of the 15,486,666 outstanding warrants issued in connection with the Offering and the 333,334 outstanding warrants issued in connection with the Private Placement has not been considered in diluted loss per share calculations since the Company has a net loss and the effect would be anti-dilutive and since the warrants cannot be exercised until the later of the completion of the Company’s initial Business Combination and January 25, 2007. Furthermore, the effect of the 336,667 units included in the underwriters purchase option has not been considered in diluted loss per share calculations since the Company has a net loss and the effect would be anti-dilutive and since the option is out-of-the money based on the Company’s weighted average common stock price for the period.

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

Note 3. Initial Public Offering

The Company sold 7,910,000 units (“Units”) in the Private Placement and the Offering, which included all of the 1,010,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering (January 25, 2007) and expiring four years from the effective date of the Offering (January 25, 2010). The Warrants will be redeemable, at the Company’s option, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Separate trading of the Common Stock and Warrants underlying the Company’s Units commenced on February 21, 2006.

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentialy Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the Warrants issued as part of the Units, including the Private Placement units described in Note 2, have been reported as a liability. The Warrant agreement provides for the Company to register the shares underlying the Warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the Warrant holders upon Warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the Warrants is not within the Company’s control. As a result, the Company must assume that it could be required to settle the Warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the Warrants, with any changes being recorded through the Company’s Statement of Operations. The potential settlement obligation will continue to be reported as a liability until such time as the Warrants are exercised, expire, or are redeemed by the Company (should the common stock attain the sales prices described above) or the Company is otherwise able to modify the Warrant agreement to remove the provisions which require this treatment. As a result, the Company could experience volatility in its operations due to changes that occur in the value of the Warrant liability at each reporting date.

HIGHBURY FINANCIAL INC.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

The fair value of the derivative Warrant liability is determined using the trading value of the Warrants on the last day of the appropriate period. The value of the Warrant liability at March 31, 2006 was $9,966,600. Immediately after the consummation of the initial public offering and the underwriters’ overallotment option, the value assessed to the Warrant liability was $8,701,000.

Amounts reported as loss on derivative liability - Warrant in our Statements of Operations are derived from the change in the valuation of the Warrant liability during the period. For the three months ended March 31, 2006, the loss was $1,265,600. For the period from July 13, 2005 (inception) through March 31, 2006, the loss was $1,265,600.

In connection with this Offering, the Company issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentialy Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the option (the “UPO”) has been reported as a liability. The Warrant agreement provides for the Company to register the shares underlying the UPO and includes a damages provision in the event the Company is unable to deliver registered shares to the UPO holders upon exercise. Under EITF No. 00-19, registration of the common stock underlying the UPO is not within the Company’s control. As a result, the Company must assume that it could be required to settle the UPO on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the UPO, with any changes being recorded through the Company’s Statement of Operations. The potential settlement obligation will continue to be reported as a liability until such time as the UPO is exercised, expires, or the Company is otherwise able to modify the UPO agreement to remove the provisions which require this treatment. As a result, the Company could experience volatility in its operations due to changes that occur in the value of the UPO liability at each reporting date.

As of March 31, 2006, the Company estimates that the fair value of this option is approximately $732,000 ($2.17 per Unit) using a Black-Scholes option pricing model. The fair value of the option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 39.8%, (2) risk-free interest rate of 4.83% and (3) expected life of 3.8 years. The option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $6.25 per share. Immediately after the consummation of the initial public offering and the underwriters’ overallotment option, the value assigned to this option was $614,000.

Amounts reported as loss on derivative liability - UPO in our Statements of Operations derive from the change in the fair value of the UPO liability during the period. For the three months ended March 31, 2006, the loss was $118,000. For the period from July 13, 2005 (inception) through March 31, 2006, the loss was $118,000.

The previously issued unaudited March 31, 2006 financial statements did not present the Warrant liability or the UPO liability or the related changes in valuations that are included in operations. The March 31, 2006 financial statements have been restated to correct this error. The changes to the March 31, 2006 reported financial statements were as follows:

	March 31, 2006
	As Previously Reported	As Restated

Assets	$45,067,412	$45,067,412
Liabilities	$1,164,027	$11,862,627
Common stock subject to conversion	$8,657,910	$8,657,910
Stockholders’ equity	$35,245,475	$24,546,875

HIGHBURY FINANCIAL INC.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

	Period from July 13, 2005 (inception) to March 31, 2006		Three Months Ended March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated

Loss from derivative liabilities:
Warrants	—	$(1,265,600)	—	$(1,265,600)
UPO	—	$(118,000)	—	$(118,000)
Pre-tax income (loss)	$151,898	$(1,231,702)	$154,350	$(1,229,250)
Provision for income taxes	$(57,195)	$(57,195)	$(57,195)	$(57,195)
Net income (loss)	$94,703	$(1,288,897)	$97,155	$(1,286,445)

Weighted average shares
Basic	3,641,398	3,641,398	7,345,000	7,345,000

Earnings (loss) per share
Basic	$0.03	$(0.35)	$0.01	$(0.18)

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

In connection with the Offering, the Company has agreed to pay the underwriters upon completion of its initial Business Combination approximately $673,333, plus accrued interest on such amount, net of taxes payable, less approximately $0.12 for each share of common stock that the Public Stockholders elect to convert in connection with the Company’s initial Business Combination. The Company has recorded the deferred underwriting fees payable to the underwriters as an expense of the public offering resulting in a charge directly to stockholders’ equity. The interest earned on the deferred underwriting fees held in the Trust Account, gross of taxes payable, has been recorded as deferred investment income.

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

The Initial Stockholders are entitled to registration rights with respect to the shares of common stock and Warrants of the Company owned by them. The holders of the majority of the founding shares are entitled to make up to two demands that the Company register these shares and any other Warrants or shares of the Company owned by them (excluding the shares purchased in the Private Placement) at any time commencing on the date the founding shares are released from escrow. In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed subsequent to the date the founding shares are released from escrow. The holders of a majority of the units purchased in the Private Placement are entitled to make up to two demands that the Company register the shares, Warrants and shares underlying the Warrants comprising such units at any time commencing on the date the Company consummates a Business Combination. In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed subsequent to the date the Company consummates a Business Combination. The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements.

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
$57,195

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes for the period ended March 31, 2006 is as follows:

Statutory federal income tax rate	(34.0%)
Permanent difference related to derivative loss – Warrant and underwriters’ purchase option	41.7
State tax net of federal benefit	(3.1)
Effective income tax rate	4.6%

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	March 31, 2006	December 31, 2005
Interest income deferred for reporting purposes	$24,440	$—
Expenses deferred for income tax purposes	28,772	909
Valuation allowance	(909)	(909)
Net deferred tax asset	$52,303	$—

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Restatement

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentialy Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the Warrants issued as part of the Units sold in our initial public offering, including the Private Placement units described in Note 2 to our Financial Statements, have been reported as a liability. The Warrant agreement provides for us to register the shares underlying the Warrants and is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the Warrant holders upon Warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the Warrants is not within our control. As a result, we must assume that we could be required to settle the Warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires us to record the potential settlement liability at each reporting date using the current estimated fair value of the Warrants, with any changes being recorded through our Statement of Operations. The potential settlement obligation will continue to be reported as a liability until such time as the Warrants are exercised, expire, or are redeemed by us (should the common stock attain the sales prices described above) or we are otherwise able to modify the Warrant agreement to remove the provisions which require this treatment. As a result, we could experience volatility in our operations due to changes that occur in the value of the Warrant liability at each reporting date.

The fair value of the derivative Warrant liability is determined using the trading value of the Warrants on the last day of the appropriate period. The value of the Warrant liability at March 31, 2006 was $9,966,600. Immediately after the consummation of the initial public offering and the underwriters’ overallotment option, the value assessed to the Warrant liability was $8,701,000.

Amounts reported as loss on derivative liability - Warrant in our Statements of Operations are derived from the change in the valuation of the Warrant liability during the period. For the three months ended March 31, 2006, the loss was $1,265,600. For the period from July 13, 2005 (inception) through March 31, 2006, the loss was $1,265,600.

In connection with our initial public offering, we issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. Under EITF No. 00-19, the fair value of the option (the “UPO”) has been reported as a liability. The Warrant agreement provides for us to register the shares underlying the UPO and includes a damages provision in the event we are unable to deliver registered shares to the UPO holders upon exercise. Under EITF No. 00-19, registration of the common stock underlying the UPO is not within our control. As a result, we must assume that we could be required to settle the UPO on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19, requires us to record the potential settlement liability at each reporting date using the current estimated fair value of the UPO, with any changes being recorded through our Statement of Operations. The potential settlement obligation will continue to be reported as a liability until such time as the UPO is exercised, expires, or we are otherwise able to modify the UPO agreement to remove the provisions which require this treatment. As a result, we could experience volatility in our operations due to changes that occur in the value of the UPO liability at each reporting date.

As of March 31, 2006, we have estimated that the fair value of this option is approximately $732,000 ($2.17 per Unit) using a Black-Scholes option pricing model. The fair value of the option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 39.8%, (2) risk-free interest rate of 4.83% and (3) expected life of 3.8 years. The option may be exercised for cash or on a “cashless” basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $6.25 per share. Immediately after the consummation of the initial public offering and the underwriters’ overallotment option, the value assigned to this option was $614,000.

Amounts reported as loss on derivative liability - UPO in our Statements of Operations derive from the change in the fair value of the UPO liability during the period. For the three months ended March 31, 2006, the loss was $118,000. For the period from July 13, 2005 (inception) through March 31, 2006, the loss was $118,000.

The previously issued unaudited financial statements did not present the Warrant liability or the UPO liability or the related changes in valuations that are included in operations. The financial statements as of March 31, 2006 have been restated to correct this error. The changes to the March 31, 2006 reported financial statements were as follows:

	March 31, 2006
	As Previously Reported	As Restated

Assets	$45,067,412	$45,067,412
Liabilities	$1,164,027	$11,862,627
Common stock subject to conversion	$8,657,910	$8,657,910
Stockholders’ equity	$35,245,475	$24,546,875

	Period from July 13, 2005 (inception) to March 31, 2006		Three Months Ended March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Loss from derivative liabilities:
Warrants	—	$(1,265,600)	—	$(1,265,600)
UPO	—	$(118,000)	—	$(118,000)
Pre-tax income (loss)	$151,898	$(1,231,702)	$154,350	$(1,229,250)
Provision for income taxes	$(57,195)	$(57,195)	$(57,195)	$(57,195)
Net income (loss)	$94,703	$(1,288,897)	$97,155	$(1,286,445)

Weighted average shares
Basic	3,641,398	3,641,398	7,345,000	7,345,000

Earnings (loss) per share
Basic	$0.03	$(0.35)	$0.01	$(0.18)

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

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2006.

The sale of the Business currently is expected to be consummated in the second half of 2006, after receipt of requisite approvals from (i) our stockholders, (ii) the stockholders of the Target Funds and (iii) the trustees of the Target Funds. The trustees of the Target Funds voted to approve the sale of the Business on May 9, 2006. However, unless otherwise indicated, the remainder of this Quarterly Report on Form 10-QSB/A assumes that the foregoing acquisition is not consummated and that we must seek a different business combination. There can be no assurance that the acquisition will be consummated.

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

We closed our initial public offering on January 31, 2006. Gross proceeds from our initial public offering were $40,399,998. On February 3, 2006, we sold an additional 1,010,000 units pursuant to the underwriters’ over-allotment option, raising additional gross proceeds of $6,060,000. Immediately preceding the offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in a private placement at a price per unit of $6.00. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private placement were approximately $43,783,582. We deposited $43,289,567 into a trust account at Lehman Brothers, Inc. (referred to in this Quarterly Report on Form 10-QSB/A as the “trust account”), maintained by Continental Stock Transfer & Trust Company acting as trustee, which includes the non-accountable expense allowance of $673,333 the underwriters have agreed to defer until consummation of our initial business combination. The remaining proceeds, $1,167,348, were made available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2006, there was approximately $43,600,025 held in the trust account, which includes the deferred underwriters’ non-accountable expense allowance of $673,333 and accrued interest thereon. Additionally, as of March 31, 2006, we had approximately $1,023,035 outside the trust account to fund our working capital needs.

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

Net loss of $1,286,445 reported for the quarter ended March 31, 2006 resulted primarily from a loss on the Warrant liability of $1,265,600 and a loss on the UPO liability of $118,000. Our warrant liability, UPO liability and operating expenses were partially offset by our investment income. We also incurred $32,315 expense for professional fees, including legal and accounting services, $16,787 expense for director and officer liability insurance, $16,452 expense for a monthly administrative services agreement, $14,962 expense for franchise taxes, $7,051 expense for travel and entertainment, $2,586 for other expenses and $57,195 of income taxes. Investment income on the trust account during the period was $244,503. This excludes $65,955 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. At March 31, 2006, we had cash outside of the trust fund of $1,023,035, prepaid expenses of $131,463 and accounts payable and accrued expenses of $315,242 (including $260,586 of costs deferred in connection with the acquisition of the U.S. mutual fund business of ABN AMRO). Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

Net loss of $1,288,897 reported for the period from July 13, 2005 (inception) to March 31, 2006 resulted primarily from a loss on the Warrant liability of $1,265,600 and a loss on the UPO liability of $118,000. Our warrant liability, UPO liability and operating expenses were partially offset by our investment income. We also incurred of $32,315 expense for professional fees, including legal and accounting services, $16,787 expense for director and officer liability insurance, $16,452 expense for a monthly administrative services agreement, $16,958 expense for franchise taxes, $7,051 expense for travel and entertainment, $3,042 for other expenses and $57,195 of income taxes. Investment income on the trust fund during the period was $244,503. This excludes $65,955 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees.

The fair value of the derivative Warrant liability is determined using the trading value of the Warrants on the last day of the appropriate period. The value of the Warrant liability at March 31, 2006 was $9,966,600. Immediately after the consummation of the initial public offering and the underwriters’ overallotment option, the value assessed to the Warrant liability was $8,701,000.

The fair value of the derivative UPO liability is determined using a Black-Scholes option pricing model. The value assigned to the UPO liability at March 31, 2006 was $732,000. Immediately after the consummation of the initial public offering and the underwriters’ overallotment option, the value assigned to the UPO liability was $614,000.

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
4.4
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant (incorporated by reference to Exhibit 4.4 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005). **

4.5
Form of Unit Purchase Option granted to each of ThinkEquity Partners, LLC and EarlyBird Capital, Inc. (incorporated by reference to Exhibit 4.5 to Amendment No. 7 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on January 23, 2006). **

10.1
Form of Letter Agreement between the Registrant and each of R. Bruce Cameron, Richard S. Foote, R. Bradley Forth, The Hillary Appel Trust, The Catey Lauren Appel Trust, Broad Hollow LLC (the initial stockholders) and Russell L. Appel (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 20, 2005). **

10.2
Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005). **

10.3
Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005). **

10.4
Form of Registration Rights Agreement between the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005). **

		31.1	Section 302 Certification by CEO. *
		31.2	Section 302 Certification by CFO. *
		32	Section 906 Certification by CEO and CFO. *

** Previously filed.
* Filed herewith.

(b)	Reports on Form 8-K:

Date	Items	Financial Statements
February 1, 2006	8.01, 9.01	Audited Financial Statements from July 13, 2005 (inception) to January 31, 2006 and from January 1, 2006 to January 31, 2006 and from July 13, 2005 (inception) to December 31, 2005
February 3, 2006	8.01, 9.01	Unaudited Balance Sheet as of February 3, 2006
February 21, 2006	8.01, 9.01

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBURY FINANCIAL INC.

Date: October 13, 2006	By:	/s/ Richard S. Foote
Richard S. Foote
President and Chief Executive Officer (Principal Executive Officer)

Date: October 13, 2006	By:	/s/ R. Bradley Forth
R. Bradley Forth
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
4.4
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Registrant (incorporated by reference to Exhibit 4.4 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005). **

4.5
Form of Unit Purchase Option granted to each of ThinkEquity Partners, LLC and EarlyBird Capital, Inc. (incorporated by reference to Exhibit 4.5 to Amendment No. 7 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on January 23, 2006). **

10.1
Form of Letter Agreement between the Registrant and each of R. Bruce Cameron, Richard S. Foote, R. Bradley Forth, The Hillary Appel Trust, The Catey Lauren Appel Trust, Broad Hollow LLC (the initial stockholders) and Russell L. Appel (incorporated by reference to Exhibit 10.1 to Amendment No. 6 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 20, 2005). **

10.2
Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.2 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005). **

10.3
Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005). **

10.4
Form of Registration Rights Agreement between the Registrant and the initial stockholders (incorporated by reference to Exhibit 10.4 to Amendment No. 5 to Registrant’s Registration Statement on Form S-1 (File No. 333-127272) filed with the SEC on December 16, 2005). **

31.1	Section 302 Certification by CEO. *
31.2	Section 302 Certification by CFO. *
32	Section 906 Certification by CEO and CFO. *

** Previously filed.
* Filed herewith.