Form 10QSB/A
period 2006-06-30
HIGHBURY FINANCIAL INC
filed 2006-10-13
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 2
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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 2 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on August 14, 2006. We are filing this Form 10-QSB/A to restate our financial statements for the quarter ended June 30, 2006 to reflect additional non-operating losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and the units sold in the Private Placement immediately prior to the initial public offering and (2) the shares of common stock and warrants to purchase common stock embedded in a option to purchase units consisting of one share and two warrants to purchase one additional share, issued to ThinkEquity Partners LLC and EarlyBirdCapital, Inc. in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s statement of operations. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-QSB/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for 2006 giving effect to the restated information see “Restatement” at Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Note 3 to our Financial Statements.

This Form 10-QSB/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis or Plan of Operation

Part II — Item 6. Exhibits

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, and 32.

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of June 30, 2006. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our June 30, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of August 14, 2006 (the original filing date of the June 30, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our June 30, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Balance Sheets

	Restated June 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash	$566,986	$36,902
Investments in Trust Account (Notes 2, 4)	43,890,907	-
Prepaid expenses	105,355	-
Total current assets	44,563,248	36,902

Deferred registration costs (Note 2)	—	483,492
Deferred acquisition costs (Note 2)	756,965	—
Deferred income taxes (Notes 2, 8)	128,175	—

Total assets	$45,448,388	$520,394

Current liabilities:
Accounts payable and accrued expenses	$496,608	$427,846
Income taxes payable	68,185	—
Deferred underwriting fees (Note 6)	673,333	—
Deferred investment income (Note 2)	112,795	—
Common stock warrants(Note 3)	14,238,000	—
Underwriters’ purchase option (Note 3)	788,000	—
Notes payable, stockholders (Note 7)	—	70,000
Total current liabilities	16,376,921	497,846

Common stock, subject to possible conversion, 1,548,666 shares at conversion value (Note 2)	8,657,910	—

Stockholders' equity (Notes 2, 3, 4, 5, 6, 9):
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—

Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 9,635,000 shares (which includes 1,548,666 subject to possible conversion) and 1,725,000, respectively	964	173
Additional paid-in capital	25,834,808	24,827
Ddeficit accumulated during the development stage	(5,422,215)	(2,452)
Total stockholders' equity	20,413,557	22,548

Total liabilities and stockholders' equity	$45,448,388	$520,394

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statements of Operations

	Restated Three Months Ended June 30, 2006	Restated Six Months Ended June 30, 2006	Restated Period from July 13, 2005 (inception) to June 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Professional fees	$(76,639)	$(108,954)	$(108,954)
D&O insurance	(22,958)	(39,745)	(39,745)
Administrative fees	(22,500)	(38,952)	(38,952)
Franchise taxes	(15,063)	(30,025)	(32,021)
Travel and entertainment	(18,435)	(25,486)	(25,486)
Other expenses	(14,926)	(17,512)	(17,968)
Total expenses	(170,521)	(260,674)	(263,126)
Operating loss	(170,521)	(260,674)	(263,126)

Non-operating income / (loss):
Interest income	3,376	3,376	3,376
Investment income	474,042	718,545	718,545
Loss from derivative liabilities - Warrants	(4,271,400)	(5,537,000)	(5,537,000)
Loss from derivative liabilities - UPO	(56,000)	(174,000)	(174,000)
Total non-operating loss	(3,849,982)	(4,989,079)	(4,989,079)

Loss before provision for income taxes	(4,020,503)	(5,249,753)	(5,252,205)

Provision for income taxes (Note 8):
Current	(188,687)	(298,185)	(298,185)
Deferred	75,872	128,175	128,175
Net loss for the period	$(4,133,318)	$(5,419,763)	$(5,422,215)

Weighted average shares outstanding, basic and diluted	9,635,000	8,502,722	5,190,881

Net loss per share, basic and diluted	$(0.43)	$(0.64)	$(1.04)

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statement of Stockholders' Equity
(as restated)

				Deficit Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Sale of 1,725,000 shares of common stock to initial stockholders on August 1, 2005 at $0.0145 per share (Note 5)	1,725,000	$173	$24,827	$-	$25,000
Net loss for the period	—	—	—	(2,452)	(2,452)
Balance at December 31, 2005	1,725,000	$173	$24,827	$(2,452)	$22,548

Unaudited:

Sale of 166,667 units in a private placement	166,667	17	999,985	—	1,000,002

Sale of 7,743,333 units, net of underwriters' discount and offering expenses (includes 1,548,666 shares subject to possible conversion)	7,743,333	774	42,782,806	—	42,783,580

Proceeds subject to possible conversion of 1,548,666 shares	—	—	(8,657,910)	—	(8,657,910)
Reclassification of derivative liability for part of proceeds from the sale of units relating to warrants			(8,701,000)		(8,701,000)
Reclassification of derivative liability relating to value of underwriters’ purchase option			(614,000)		(614,000)
Proceeds from issuance of option	—	—	100	—	100
Net loss for the period	—	—	—	(5,419,763)	(5,419,763)
Balance at June 30, 2006	9,635,000	$964	$25,834,808	$(5,422,215)	$20,413,557

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statements of Cash Flows

	Restated	Restated Period from
	Six Months	July 13, 2005
	Ended	(inception) to
	June 30, 2006	June 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss for the period	$(5,419,763)	$(5,422,215)

Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) / decrease in deferred taxes	(128,175)	(128,175)
Loss on derivatives - Warrants	5,537,000	5,537,000
Loss on derivatives - underwriters’ purchase option	174,000	174,000

Changes in operating assets and liabilities:
(Increase) / decrease in trust account	(601,340)	(601,340)
(Increase) / decrease in prepaid expenses	(105,355)	(105,355)
Increase / (decrease) in accounts payable and accrued expenses	(262,809)	(260,357)
Increase / (decrease) in deferred investment income	112,795	112,795
Increase / (decrease) in income taxes payable	68,185	68,185
Net cash used in operating activities	(625,462)	(625,462)

Cash flows from investing activities:
Cash held in trust fund	(43,289,567)	(43,289,567)
Net cash used in investing activities	(43,289,567)	(43,289,567)

Cash flows from financing activities:
Proceeds from sale of shares of common stock and warrants	47,460,000	47,485,000
Proceeds from issuance of option	100	100
Proceeds from notes payable, stockholders	—	70,000
Payments of notes payable, stockholders	(70,000)	(70,000)
Payment of costs of public offering	(2,944,987)	(3,003,085)
Net cash provided by financing activities	44,445,113	44,482,015

Net increase in cash	530,084	566,986
Cash at beginning of period	36,902	—
Cash at end of period	$566,986	$566,986

Supplemental schedule of non-cash financing activities:
Accrual of costs of acquisition	$756,965	$756,965
Accrual of deferred underwriting fees	673,333	673,333

Supplemental disclosure of cash flow information:
Cash paid for taxes	$232,146	$232,146

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

Loss Per Common Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The effect of the 15,486,666 outstanding warrants issued in connection with the Offering and the 333,334 outstanding warrants issued in connection with the Private Placement has not been considered in diluted loss per share calculations since the Company has a net loss and the effect would be anti-dilutive and since the warrants cannot be exercised until the later of the completion of the Company’s initial Business Combination and January 25, 2007. Furthermore, the effect of the 336,667 units included in the underwriters purchase option has not been considered in diluted income per share calculations since the Company has a net loss and the effect would be anti-dilutive and since the option is out-of-the money based on the Company’s weighted average common stock price for the period.

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

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentialy Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the Warrants issued as part of the Units, including the Private Placement units described in Note 2, have been reported as a liability. The Warrant agreement provides for the Company to register the shares underlying the Warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the Warrant holders upon Warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the Warrants is not within the Company’s control. As a result, the Company must assume that it could be required to settle the Warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the Warrants, with any changes being recorded through the Company’s Consolidated Statement of Operations. The potential settlement obligation will continue to be reported as a liability until such time as the Warrants are exercised, expire or are redeemed by the Company (should the common stock attain the sales prices described above) or the Company is otherwise able to modify the Warrant agreement to remove the provisions which require this treatment. As a result, the Company could experience volatility in its operations due to changes that occur in the value of the Warrant liability at each reporting date.

Highbury Financial Inc. and Subsidiary
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the derivative Warrant liability is determined using the trading value of the Warrants on the last day of the appropriate period. The value of the Warrant liability at June 30, 2006 was $14,238,000.

Amounts reported as a loss from derivative liability - Warrant in our Consolidated Statements of Operations are derived from the change in the valuation of the Warrant liability during the period. For the three and six month periods ended June 30, 2006, the losses were $4,271,400 and $5,537,000, respectively. For the period from July 13, 2005 (inception) through June 30, 2006, the loss was $5,537,000.

In connection with this Offering, the Company issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentialy Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the option (the “UPO”) has been reported as a liability. The warrant agreement provides for the Company to register the shares underlying the UPO and includes a damages provision in the event the Company is unable to deliver registered shares to the UPO holders upon exercise. Under EITF No. 00-19, registration of the common stock underlying the UPO is not within the Company’s control. As a result, the Company must assume that it could be required to settle the UPO on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the UPO, with any changes being recorded through the Company’s Consolidated Statement of Operations. The potential settlement obligation will continue to be reported as a liability until such time as the UPO is exercised, expires, or the Company is otherwise able to modify the UPO agreement to remove the provisions which require this treatment. As a result, the Company could experience volatility in its operations due to changes that occur in the value of the UPO liability at each reporting date.

As of June 30, 2006, the Company has estimated that the fair value of this option is approximately $788,000 ($2.34 per Unit) using a Black-Scholes option pricing model. The fair value of the option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35.1%, (2) risk-free interest rate of 5.12% and (3) expected life of 3.6 years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

Amounts reported as a loss from derivative liability - underwriters’ purchase option in our Consolidated Statements of Operations derive from the change in the fair value of the UPO liability during a period. For the three and six month periods ended June 30, 2006, the losses were $56,000 and $174,000, respectively. For the period from July 13, 2005 (inception) through June 30, 2006, the loss was $174,000.

The previously issued unaudited June 30, 2006 financial statements did not present the Warrant liability or the UPO liability or the related changes in valuations that are included in operations. The financial statements as of June 30, 2006 have been restated to correct this error. The changes to the June 30, 2006 financial statements were as follows:

	June 30, 2006
	As Previously Reported	As Restated
Assets	$45,448,388	$45,448,388
Liabilities	$1,350,921	$16,376,921
Common stock subject to conversion	$8,657,910	$8,657,910
Stockholders’ equity	$35,439,557	$19,813,557

Highbury Financial Inc. and Subsidiary
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006		Period from July 13, 2005 (inception) to June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Loss from derivative liabilities:
Warrants	-	$(4,271,400)	-	$(5,537,000)	-	$(5,537,000)
Underwriters’ purchase option	-	$(56,000)	-	$(174,000)	-	$(174,000)
Pre-tax income (loss)	$306,897	$(4,020,503)	$461,247	$(5,249,753)	$458,795	$(5,252,205)
Provision for income taxes	$(112,815)	$(112,815)	$(170,010)	$(170,010)	$(170,010)	$(170,010)
Net income (loss)	$194,082	$(4,133,318)	$291,237	$(5,419,763)	$288,785	$(5,422,215)

Weighted average shares
Basic	9,635,000	9,635,000	8,502,722	8,502,722	5,190,881	5,190,881

Earnings (loss) per share
Basic	$0.02	$(0.43)	$0.03	$(0.64)	$0.06	$(1.04)

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

Note 8. Income Taxes

The provisions for income taxes for the three month and six month periods ended June 30, 2006 consist of the following:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Current
Federal	$165,111	$260,928
State	23,576	37,257
Deferred
Federal	(65,597)	(111,365)
State	(9,366)	(15,901)
Reversal of Valuation Allowance	(909)	(909)
	$112,815	$170,010

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes for the period ended June 30, 2006 is as follows:

Statutory federal income tax rate	(34.0%)
Permanent difference related to loss on derivative - Warrants and underwriters’ purchase option	40.3
State tax net of federal benefit	(3.1)
Effective income tax rate	3.2%

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

Restatement

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentialy Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the Warrants issued as part of the Units sold in our initial public offering, including the Private Placement units described in Note 2 to our Financial Statements, have been reported as a liability. The Warrant agreement provides for us to register the shares underlying the Warrants and is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the Warrant holders upon Warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the Warrants is not within our control. As a result, we must assume that we could be required to settle the Warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires us to record the potential settlement liability at each reporting date using the current estimated fair value of the Warrants, with any changes being recorded through our Consolidated Statement of Operations. The potential settlement obligation will continue to be reported as a liability until such time as the Warrants are exercised, expire or are redeemed by us (should the common stock attain the sales prices described above) or we are otherwise able to modify the Warrant agreement to remove the provisions which require this treatment. As a result, we could experience volatility in our operations due to changes that occur in the value of the Warrant liability at each reporting date.

The fair value of the derivative Warrant liability is determined using the trading value of the Warrants on the last day of the appropriate period. The Warrant liability at June 30, 2006 was $14,238,000.

Amounts reported as a loss from derivative liability - Warrant in our Consolidated Statements of Operations are derived from the change in the valuation of the Warrant liability during the period. For the three and six month periods ended June 30, 2006, the losses were $4,271,400 and $5,537,000, respectively. For the period from July 13, 2005 (inception) through June 30, 2006, the loss was $5,537,000.

In connection with our initial public offering, the Company issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. Under EITF No. 00-19, the fair value of the option (the “UPO”) has been reported as a liability. The warrant agreement provides for us to register the shares underlying the UPO and includes a damages provision in the event we are unable to deliver registered shares to the UPO holders upon exercise. Under EITF No. 00-19, registration of the common stock underlying the UPO is not within our control. As a result, we must assume that it could be required to settle the UPO on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19, requires us to record the potential settlement liability at each reporting date using the current estimated fair value of the UPO, with any changes being recorded through our Consolidated Statement of Operations. The potential settlement obligation will continue to be reported as a liability until such time as the UPO is exercised, expires, or we are otherwise able to modify the UPO agreement to remove the provisions which require this treatment. As a result, we could experience volatility in our operations due to changes that occur in the value of the UPO liability at each reporting date.

As of June 30, 2006, we have estimated that the fair value of this option is approximately $788,000 ($2.34 per Unit) using a Black-Scholes option pricing model. The fair value of the option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35.1%, (2) risk-free interest rate of 5.12% and (3) expected life of 3.6 years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

Amounts reported as a loss from derivative liability - underwriters’ purchase option in our Consolidated Statements of Operations derive from the change in the fair value of the UPO liability during a period. For the three and six month periods ended June 30, 2006, the losses were $56,000 and $174,000, respectively. For the period from July 13, 2005 (inception) through June 30, 2006, the loss was $174,000.

The previously issued unaudited June 30, 2006 financial statements did not present the Warrant liability or the UPO liability or the related changes in valuations that are included in operations. The financial statements as of June 30, 2006 have been restated to correct this error. The changes to the June 30, 2006 financial statements were as follows:

	June 30, 2006
	As Previously Reported	As Restated

Assets	$45,448,388	$45,448,388
Liabilities	$1,350,921	$16,376,921
Common stock subject to conversion	$8,657,910	$8,657,910
Stockholders’ equity	$35,439,557	$19,813,557

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006		Period from July 13, 2005 (inception) to June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Loss from derivative liabilities:
Warrants	-	$(4,271,400)	-	$(5,537,000)	-	$(5,537,000)
Underwriters’ purchase option	-	$(56,000)	-	$(174,000)	-	$(174,000)
Pre-tax income (loss)	$306,897	$(4,020,503)	$461,247	$(5,249,753)	$458,795	$(5,252,205)
Provision for income taxes	$(112,815)	$(112,815)	$(170,010)	$(170,010)	$(170,010)	$(170,010)
Net income (loss)	$194,082	$(4,133,318)	$291,237	$(5,419,763)	$288,785	$(5,422,215)

Weighted average shares
Basic	9,635,000	9,635,000	8,502,722	8,502,722	5,190,881	5,190,881

Earnings (loss) per share
Basic	$0.02	$(0.43)	$0.03	$(0.64)	$0.06	$(1.04)

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

Net loss of $4,133,318 reported for the quarter ended June 30, 2006 resulted primarily from a loss on the warrant liability of $4,271,400 and a loss on the UPO liability of $56,000. Our warrant liability, UPO liability and operating expenses were partially offset by our investment income. We also incurred $76,639 expense for professional fees, including legal, accounting and investor relations services, $22,958 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $15,063 expense for franchise taxes, $18,435 expense for travel and entertainment, $14,926 for other expenses and $112,812 of income taxes. Investment income on the trust account during the period was $474,042. This excludes $46,840 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $3,376.

Net loss of $5,419,763 reported for the six month period ended June 30, 2006 resulted primarily from a loss on the warrant liability of $5,537,000 and a loss on the UPO liability of $174,000. Our warrant liability, UPO liability and operating expenses were partially offset by our investment income. We also incurred $108,954 expense for professional fees, including legal, accounting and investor relations services, $39,745 expense for director and officer liability insurance, $38,952 expense for a monthly administrative services agreement, $30,025 expense for franchise taxes, $25,486 expense for travel and entertainment, $17,512 for other expenses and $170,010 of income taxes. Investment income on the trust account during the period was $718,545. This excludes $112,795 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $3,376.

Net loss of $5,422,215 reported for the period from July 13, 2005 (inception) through June 30, 2006 resulted primarily from a loss on the warrant liability of $5,537,000 and a loss on the UPO liability of $174,000. Our warrant liability, UPO liability and operating expenses were partially offset by our investment income. We also incurred $108,954 expense for professional fees, including legal, accounting and investor relations services, $39,745 expense for director and officer liability insurance, $38,952 expense for a monthly administrative services agreement, $32,021 expense for franchise taxes, $25,486 expense for travel and entertainment, $17,968 for other expenses and $170,010 of income taxes. Investment income on the trust account during the period was $718,545. This excludes $112,795 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $3,376.

The fair value of the derivative warrant liability is determined using the trading value of the warrants on the last day of the appropriate period. The value assigned to the warrant liability at June 30, 2006 was $14,238,000 and at March 31, 2006 was $9,966,600. Immediately after the consummation of the initial public offering and the underwriters’ overallotment option, the value assigned to the warrant liability was $8,701,000.

The fair value of the derivative UPO liability is determined using a Black-Scholes option pricing model. The value assigned to the UPO liability at June 30, 2006 was $788,000 and at March 31, 2006 was $732,000. Immediately after the consummation of the initial public offering and the underwriters’ overallotment option, the value assigned to the UPO liability was $614,000.

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
10.1
Asset Purchase Agreement, dated as of April 20, 2006, by and among ABN AMRO Asset Management Holdings, Inc., ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc., Montag & Caldwell, Inc., Tamro Capital Partners LLC, Veredus Asset Management LLC, River Road Asset Management LLC and Aston Asset Management LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006).**

10.2
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and Veredus Asset Management LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006). **

10.3
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and River Road Asset Management LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006). **

10.4
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and Montag & Caldwell, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006). **

10.5
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and ABN AMRO Asset Management Holdings, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006). **

10.6
Amended and Restated Limited Liability Company Agreement of Aston Asset Management LLC, dated as of April 20, 2006 (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006). **

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
10.1
Asset Purchase Agreement, dated as of April 20, 2006, by and among ABN AMRO Asset Management Holdings, Inc., ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc., Montag & Caldwell, Inc., Tamro Capital Partners LLC, Veredus Asset Management LLC, River Road Asset Management LLC and Aston Asset Management LLC (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006). **

10.2
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and Veredus Asset Management LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006). **

10.3
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and River Road Asset Management LLC (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006). **

10.4
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and Montag & Caldwell, Inc. (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006). **

10.5
Side Letter Agreement, dated as of April 20, 2006, by and among Highbury Financial Inc., Aston Asset Management LLC and ABN AMRO Asset Management Holdings, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006). **

10.6
Amended and Restated Limited Liability Company Agreement of Aston Asset Management LLC, dated as of April 20, 2006 (incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the SEC on April 21, 2006). **

31.1	Section 302 Certification by CEO. *
31.2	Section 302 Certification by CFO. *
32	Section 906 Certification by CEO and CFO. *

** Previously filed.
* Filed herewith.