Form 10KSB/A
period 2005-12-31
HIGHBURY FINANCIAL INC
filed 2006-11-02
CIK 1335249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

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

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Explanatory Note

This Annual Report on Form 10-KSB/A is being filed as Amendment Number 1 to our Annual Report on Form 10-KSB which was originally filed with the Securities and Exchange Commission (“SEC”) on April 10, 2006. We are filing this Form 10-KSB/A to restate our financial statements for the period ended January 31, 2006. The Company, in consultation with its independent registered accounting firm, Goldstein Golub Kessler LLP (“GGK”), determined on October 10, 2006, that the Company needed to reclassify certain amounts in its financial statements to report as liabilities the warrants issued as part of the units sold in the Company’s initial public offering and the private placement immediately prior to the Company’s initial public offering and the unit purchase option issued to the underwriters in the Company’s initial public offering (the “Purchase Option”). The Company had previously classified the value of these warrants to purchase common stock and the Purchase Option as equity. After further review, the Company has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on the Company’s balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in the Company’s Statement of Operations. Except as otherwise stated, all financial information contained in this Annual Report on Form 10-KSB/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of the events giving effect to the restated information see “Restatement” at Part II. Item 6. “Management’s Discussion and Analysis or Plan of Operation” and Note 2 to our Financial Statements.

This Form 10-KSB/A amends and restates only certain information in the following sections as a result of the current restatements described above:

Part I — Item 1. Description of Business — Risk Factors

Part II — Item 6. Management’s Discussion and Analysis or Plan of Operation

Part III — Item 13. Exhibits

Financial Statements

In addition, we are also including currently-dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, and 32.

For the convenience of the reader, this Form 10-KSB/A sets forth the entire Form 10-KSB which was prepared and relates to the Company as of December 31, 2005. However, this Form 10-KSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our December 31, 2005 Form 10-KSB. Accordingly, except for the foregoing amended information, this Form 10-KSB/A continues to speak as of April 10, 2006 (the original filing date of the December 31, 2005 Form 10-KSB), and does not reflect events occurring after the filing of our December 31, 2005 Form 10-KSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the December 31, 2005 Form 10-KSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-KSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

SAFE HARBOR PROVISIONS

This Annual Report on Form 10-KSB/A and the documents incorporated by reference into this Annual Report on Form 10-KSB/A include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-KSB/A. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report on Form 10-KSB/A, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us. The forward-looking events we discuss in this Annual Report on Form 10-KSB/A speak only as of the date of such statements and might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-KSB/A, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Highbury Financial Inc.

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

On January 31, 2006, we closed our initial public offering of 6,733,333 units, with each unit consisting of one share of our common stock and two warrants (each warrant to purchase one share of our common stock at an exercise price of $5.00 per share). The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $40,399,998. On February 3, 2006, we sold an additional 1,010,000 units pursuant to the underwriters’ over-allotment option raising additional gross proceeds of $6,060,000. Immediately preceding the offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in a private placement at a price per unit of $6.00. (This private placement is referred to in this Annual Report on Form 10-KSB/A as the “private placement”.) After deducting underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private placement, prior to payment of the underwriters’ non-accountable offering expenses of $673,333 payable only upon completion of an initial business combination, were approximately $44,439,134, of which $43,289,567 was deposited into a trust fund and the remaining proceeds $1,149,567 were made available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest.

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

In connection with the vote required for our initial business combination, all of our stockholders that owned shares of our common stock prior to our initial public offering (referred to in this Annual Report on Form 10-KSB/A as our “initial stockholders”), including all of our officers, have agreed to vote the shares of common stock owned by them, whether acquired in the private placement, the offering or the aftermarket, in the same manner as the majority of the shares of common stock voted by our public stockholders. As a result, our initial stockholders will not have any conversion rights attributable to their shares in the event that our initial business combination is approved by a majority of our public stockholders. We will proceed with the initial business combination only if both a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted into cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), net of taxes payable, and divided by the number of shares sold in our initial public offering and subject to the over-allotment option, or 7,743,333 shares. Without taking into account any interest earned on the trust account, the initial per-share conversion price would be approximately $5.59 or $0.41 less than the price of $6.00 that we sold each unit for in our initial public offering. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to eligible stockholders who elect conversion will be distributed promptly after completion of our initial business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any proposed business combination for which our public stockholders (other than our initial stockholders) owning 20% or more of the shares sold in our initial public offering both vote against the business combination, and subsequently also exercise their conversion rights.

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

Risk Factors

In addition to other information included in this Annual Report on Form 10-KSB/A, the following factors should be considered in evaluating our business and future prospects.

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

In connection with our initial public offering and the private placement, as part of the units, we issued warrants to purchase 15,820,000 shares of common stock. We also issued an option to ThinkEquity Partners LLC and EarlyBirdCapital, Inc. which, if exercised, will result in the issuance of 336,667 shares of common stock and warrants to purchase 673,334 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the acquisition cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, our stockholders may experience dilution to their holdings.

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

We may experience volatility in earnings due to how we are required to account for our warrants and underwriters’ purchase option.

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF No. 00-19, the fair value of the warrants issued as part of the units issued in our initial public offering and the private placement immediately prior to our initial public offering and the fair value of the option to purchase units granted to the underwriters of our initial public offering, must be reported as a liability. Both the warrant agreement and the unit purchase option provide for us to attempt to register the shares underlying the warrants and units and the warrant agreement is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the warrant holders or the option holders upon exercise. Under EITF No. 00-19, we are required to assume that this situation could give rise to us ultimately having to net cash settle the warrants or options, thereby necessitating the treatment of the warrants and unit purchase option as a liability. Further, EITF No. 00-19 requires us to record the warrant and unit purchase option liability at each reporting date at its then estimated fair value, with any changes being recorded through our statement of operations as other income/expense. The warrants and unit purchase option will continue to be reported as a liability until such time as they are exercised, expire or we are otherwise able to modify the applicable agreement to remove the provisions which require this treatment, or, in the case of the warrants, they are redeemed by us (should the common stock attain the sales prices necessary to permit redemption and we opt to redeem the warrants). As a result, we could experience volatility in our net income due to changes that occur in the value of the warrant and purchase option liability at each reporting date.

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

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services firms has been increasing. After our initial business combination, our engagement agreements or arrangements may include provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We may also be subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. The risk of significant legal liability is often difficult to assess or quantify and its existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

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

Restatement

The Company, in consultation with its independent registered accounting firm, Goldstein Golub Kessler LLP, determined on October 10, 2006, that we needed to reclassify certain amounts in its financial statements to report as liabilities the warrants issued as part of the units in our initial public offering and the private placement immediately prior to our initial public offering and the unit purchase option issued to the underwriters in our initial public offering (the “Purchase Option”). The issue arose as a result of comments received from the Securities and Exchange Commission on the preliminary Proxy Statement originally filed by us on May 31, 2006 in connection with our proposed initial business combination. The Company arrived at its conclusions after further consideration of the accounting for warrants and other derivative securities under Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”).

Under EITF No. 00-19, the fair value of the warrants issued as part of the units, including the private placement units described in Note 1 to our Financial Statements, have been reported as a liability. The warrant agreement provides for us to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within our control. As a result, we must assume that we could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires us to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, are redeemed by us (should the common stock attain the sales prices necessary to permit redemption and we opt to redeem the warrants) or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment. As a result, we could experience volatility in our net income due to changes that occur in the value of the warrant liability at each reporting date.

Since the warrants were not trading separately from the units at the balance sheet date, the fair value of the derivative warrant liability in the accompanying balance sheet has been determined based on a survey of the initial trading prices for the warrants issued by 28 of the publicly-traded blank check companies which have used the same structure as the Company (i.e. a $6.00 unit which includes one share of common stock and two warrants) and whose warrants were trading at the balance sheet date. We applied the average percentage of warrant value to unit value of these companies to its initial unit price of $6.00 to arrive at its estimated warrant value on the balance sheet date of $0.55 per warrant, or an aggregate of $7,590,000 at January 31, 2006 (the date of issuance). In the future, the fair value of the warrant liability will be determined using the trading value of the warrant on the last day of each period.

In connection with our initial public offering, we issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. Under EITF No. 00-19, the fair value of the option (the “UPO”) has been reported as a liability. The UPO provides for us to register the shares underlying the UPO and includes a damages provision in the event we are unable to deliver registered shares to the UPO holders upon exercise. Under EITF No. 00-19, registration of the common stock underlying the UPO is not within our control. As a result, we must assume that we could be required to settle the UPO on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires us to record the potential settlement liability at each reporting date using the current estimated fair value of the UPO, with any changes being recorded through our statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the UPO is exercised, expires, or we are otherwise able to modify the UPO agreement to remove the provisions which require this treatment. As a result, we could experience volatility in its net income due to changes that occur in the value of the UPO liability at each reporting date.

We have estimated that the fair value of this option, as of January 31, 2006, is approximately $614,000 ($1.82 per Unit) using a Black-Scholes option pricing model. The fair value of the option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 41.3%, (2) risk-free interest rate of 4.34% and (3) expected life of four years. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

Because our stock had no trading history as of January 31, 2006, we estimated the volatility based on a survey of other publicly-traded companies in the financial services industry with market capitalizations between $30 million and $150 million and at least four years of public trading history. A universe of 55 companies was chosen and the daily price changes were calculated in each issuer’s common stock over the four year period before our initial public offering. We used the standard deviation of the daily price changes to calculate the annual volatility for each company, and then selected the average annual volatility.

The previously issued financial statements as of January 31, 2006 did not present the warrant liability or the UPO liability and should no longer be relied upon. The accompanying audited financial statements as of January 31, 2006 have been restated to correct this error. The impact of the correction of this error in previously reported balance sheets and statements of stockholders’ equity is as follows:

	January 31, 2006
	As Previously Reported	As Restated
Assets	$38,991,645	$38,991,645
Liabilities	$934,970	$9,138,970
Common stock subject to conversion	$7,508,530	$7,508,530
Stockholders’ equity	$30,548,145	$22,344,145

Off-balance Sheet Arrangements

There were no off-balance sheet arrangements during the period from July 13, 2005 (inception) through December 31, 2005, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to our investors.

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

Code of Ethics

Our Board of Directors has adopted a Code of Ethics for our officers and directors, which was filed as an exhibit to our Annual Report on Form 10-KSB.

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

ITEM 13. EXHIBITS

(a)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Restated certificate of incorporation.*

3.2	By-laws.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*

4.5	Unit Purchase Option.*

10.1	Subscription Agreement between the Registrant and R. Bruce Cameron.*

10.2	Subscription Agreement between the Registrant and Richard S. Foote.*

10.3	Subscription Agreement between the Registrant and R. Bradley Forth.*

10.4	Subscription Agreement between the Registrant and The Hillary Appel Trust.*

10.5	Subscription Agreement between the Registrant and The Catey Lauren Appel Trust.*

10.6	Subscription Agreement between the Registrant and Broad Hollow LLC.*

10.7	Form of Letter Agreement between the Registrant and each of the initial stockholders.*

10.8	[Intentionally omitted]

10.9	Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer and Trust Company.*

10.10	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company.*

10.11	Office Service Agreement between the Registrant and Berkshire Capital Securities LLC.*

10.12	Promissory Note issued by the Registrant to R. Bruce Cameron.*

10.13	Promissory Note issued by the Registrant to Richard S. Foote.*

10.14	Promissory Note issued by the Registrant to R. Bradley Forth.*

10.15	Promissory Note issued by the Registrant to The Hillary Appel Trust.*

10.16	Promissory Note issued by the Registrant to The Catey Lauren Appel Trust.*

10.17	Promissory Note issued by the Registrant to Broad Hollow LLC.*

10.18	Registration Rights Agreement between the Registrant and the initial stockholders.*

10.19	Form of Placement Unit Purchase Agreement among the Registrant, ThinkEquityPartners LLC, and the initial stockholders.*

14	Code of Ethics.**

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32	Certification of Principal Executive and Financial Officers 18 U.S.C. 1350.***

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-127272).
**	Previously filed with our Annual Report on Form 10-KSB filed with the SEC on April 10, 2006.
***	Filed herewith.

(b)	Reports on Form 8-K

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

Audit Fees

Fees incurred in connection with our initial public offering including related audits amounted to $42,500. In addition, we expect to incur approximately $2,000 in fees for services provided in connection with our Report on Form 10-KSB.

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

Date: November 2, 2006

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ R. Bruce Cameron R. Bruce Cameron	Chairman of the Board	November 2, 2006

/s/ Richard S. Foote Richard S. Foote	President and Chief Executive Officer and Director (principal executive officer)	November 2, 2006

/s/ R. Bradley Forth R. Bradley Forth	Executive Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)	November 2, 2006

/s/ Russell L. Appel Russell L. Appel	Director	November 2, 2006

Highbury Financial Inc.

(a company in the development stage)

Financial Statements

For the Periods from July 13, 2005 (inception) to January 31, 2006 and from January 1, 2006 to January 31, 2006

and from July 13, 2005 (inception) to December 31, 2005

Highbury Financial Inc.

(a company in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Highbury Financial Inc.

We have audited the accompanying balance sheet of Highbury Financial Inc. (a company in the development stage) as of January 31, 2006 and December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the periods from July 13, 2005 (inception) to January 31, 2006, January 1, 2006 to January 31, 2006 and July 13, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2, the accompanying balance sheet at January 31, 2006 and statements of stockholders’ equity for the periods then ended have been restated to reflect the warrants and the unit purchase option issued in connection with Highbury Financial Inc.’s initial public offering as liabilities.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

January 31, 2006, except for Note 2,

as to which the date is October 10, 2006

Highbury Financial Inc.

(a company in the development stage)

Balance Sheets

	Restated January 31, 2006	December 31, 2005
Current assets
Cash	$1,300,109	$36,902
Cash in Trust Fund (Note 1)	37,542,667	—
Prepaid expenses	148,869	—

Total current assets	38,991,645	36,902

Deferred registration costs	—	483,492

Total assets	$38,991,645	$520,394

Current liabilities
Accounts payable and accrued expenses	$261,637	$427,846
Notes payable, stockholders (Note 3)	—	70,000
Common stock warrants (Note 2)	7,590,000	—
Underwriters’ purchase option (Note 2)	614,000	—
Deferred underwriting fees	673,333	—

Total current liabilities	9,138,970	497,846

Common stock, subject to possible conversion, 1,346,666 shares at conversion value (Note 1)	7,508,530	—

Stockholders’ equity (Notes 1, 2, 4, 5, 6, 7)
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 8,625,000 shares (which includes 1,346,666 subject to possible conversion) and 1,725,000, respectively	863	173
Additional paid-in capital	22,348,667	24,827
Deficit accumulated during the development stage	(5,385)	(2,452)

Total stockholders’ equity	22,344,145	22,548

Total liabilities and stockholders’ equity	$38,991,645	$520,394

See notes to financial statements

Highbury Financial Inc.

(a company in the development stage)

Statements of Operations

	Period from July 13, 2005 (inception) to January 31, 2006	Period from January 1, 2006 to January 31, 2006	Period from July 13, 2005 (inception) to December 31, 2005
Expenses
Formation costs	$(456)	$—	$(456)
Franchise taxes	(1,996)	—	(1,996)
D&O insurance	(1,481)	(1,481)	—
Administrative fees	(1,452)	(1,452)	—

Net loss for the period	$(5,385)	$(2,933)	$(2,452)

Weighted average shares outstanding, basic and diluted	1,928,941	3,060,484	1,725,000

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)

See notes to financial statements

Highbury Financial Inc.

(a company in the development stage)

Statements of Stockholders’ Equity

(as restated)

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Phase	Total
	Shares	Amount
Sale of 1,725,000 shares of common stock to initial stockholders on August 1, 2005 at $0.0145 per share (Note 7)	1,725,000	$173	$24,827	$—	$25,000
Net loss for the period				(2,452)	(2,452)

Balance at December 31, 2005	1,725,000	$173	$24,827	$(2,452)	$22,548
Sale of 166,667 units in a private placement	166,667	17	999,985	—	1,000,002
Sale of 6,733,333 units, net of underwriters’ discount and offering expenses (includes 1,346,666 shares subject to possible conversion)	6,733,333	673	37,036,285	—	37,036,958
Proceeds subject to possible conversion of 1,346,666 shares	—	—	(7,508,530)	—	(7,508,530)
Reclassification of derivative liability for part of proceeds from the sale of units relating to warrants	—	—	(7,590,000)	—	(7,590,000)
Reclassification of derivative liability relating to value of underwriters’ purchase option	—	—	(614,000)	—	(614,000)
Proceeds from issuance of underwriters’ purchase option	—	—	100	—	100
Net loss for the period	—	—	—	(2,933)	(2,933)

Balance at January 31, 2006	8,625,000	$863	$22,348,667	$(5,385)	$22,344,145

See notes to financial statements

Highbury Financial Inc.

(a company in the development stage)

Statements of Cash Flows

	Period from July 13, 2005 (inception) to January 31, 2006	Period from January 1, 2006 to January 31, 2006	Period from July 13, 2005 (inception) to December 31, 2005
Cash flows from operating activities
Net loss for the period	$(5,385)	$(2,933)	$(2,452)
Increase in prepaid expenses	(12,600)	(12,600)	—
Increase in accrued expenses	5,385	2,933	2,452

Net cash used in operating activities	(12,600)	(12,600)	—

Cash flows from investing activities
Cash held in trust fund	(37,542,667)	(37,542,667)	—

Net cash used in investing activities	(37,542,667)	(37,542,667)	—

Cash flows from financing activities
Proceeds from sale of shares of common stock and warrants	41,425,000	41,400,000	25,000
Proceeds from issuance of option	100	100	—
Proceeds from notes payable, stockholders	70,000	—	70,000
Payments of notes payable, stockholders	(70,000)	(70,000)	—
Payment of costs of public offering	(2,569,724)	(2,511,626)	(58,098)

Net cash from financing activities	38,855,375	38,818,474	36,902

Net increase in cash	1,300,109	1,263,207	36,902
Cash at beginning of period	—	36,902	—

Cash at end of period	$1,300,109	$1,300,109	$36,902

Supplemental schedule of non-cash financing activities:
Accrual of costs of public offering	$119,983	$46,707	$425,394
Accrual of deferred underwriting fees	$673,333	$673,333	$—

See notes to financial statements

Highbury Financial Inc.

(a company in the development stage)

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization and Business Operations

Highbury Financial Inc. (the “Company”) was incorporated in Delaware on July 13, 2005 as a blank check company whose objective is to acquire, or acquire control of, one or more operating businesses in the financial services industry that may provide significant opportunities for growth, with a particular focus on investment management and securities firms.

All activity from July 13, 2005 (inception) through January 31, 2006 relates to the Company’s formation and initial public offering described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective January 25, 2006. The Company consummated the Offering on January 31, 2006. Immediately preceding the Offering, all of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (the “Initial Stockholders”) purchased an aggregate of 166,667 units from the Company in a private placement (the “Private Placement”). The units sold in the Private Placement were identical to the units sold in the Offering, but the purchasers in the Private Placement have waived their rights to conversion and receipt of distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received proceeds from the Private Placement and the Offering, net of the underwriters’ discount, of approximately $38,037,000 (Note 2).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination, or series of business combinations, with an operating business in the financial services industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $37,542,667 of the net proceeds of the Offering and the Private Placement, including approximately $673,333 which will be paid to the underwriters of the Offering if a business combination is consummated (net of approximately $0.12 for each share of common stock converted in connection with the Business Combination as described below) but which will be forfeited if a business combination is not consummated, is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Highbury Financial Inc.

(a company in the development stage)

Notes to Financial Statements

2. Initial Public Offering

On January 26, 2006, the Company sold 6,733,333 units (“Units”) in the Offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, at the Company’s option, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company paid the underwriters an underwriting discount of approximately 5.2% of the gross proceeds of the Offering. Immediately preceding the Offering, all of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (the “Initial Stockholders”) purchased an aggregate of 166,667 units from the Company in a private placement (the “Private Placement”). The units sold in the Private Placement were identical to the units sold in the Offering, but the purchasers in the Private Placement have waived their rights to conversion and receipt of distribution on liquidation in the event the Company does not complete a business combination

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentialy Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the Warrants issued as part of the Units, including the Private Placement units described in Note 1, have been reported as a liability. The Warrant agreement provides for the Company to register the shares underlying the Warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the Warrant holders upon Warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the Warrants is not within the Company’s control. As a result, the Company must assume that it could be required to settle the Warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the Warrants, with any changes being recorded through the Company’s statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the Warrants are exercised, expire, are redeemed by the Company (should the common stock attain the sales prices described above) or the Company is otherwise able to modify the Warrant agreement to remove the provisions which require this treatment. As a result, the Company could experience volatility in its net income due to changes that occur in the value of the Warrant liability at each reporting date.

Since the warrants were not trading separately from the Units at the balance sheet date, the fair value of the derivative warrant liability in the accompanying balance sheet has been determined based on a survey of the initial trading prices for the warrants issued by 28 of the publicly-traded blank check companies which have used the same structure as the Company (i.e. a $6.00 unit which includes one share of common stock and two warrants) and whose warrants were trading at the balance sheet date. The Company applied the average percentage of warrant value to unit value of these companies to its initial unit price of $6.00 to arrive at its estimated warrant value on the balance sheet date of $0.55 per warrant, or an aggregate of $7,590,000 at January 31, 2006 (the date of issuance). In the future, the fair value of the warrant liability will be determined using the trading value of the warrant on the last day of each period.

In connection with this Offering, the Company issued an option, pursuant to the underwriting agreement, to the underwriters to purchase up to an additional 1,010,000 units from the Company for $6.00 with an underwriting discount of $0.31 per unit. On January 30, 2006, the underwriters notified the Company that they intended to exercise the option in its entirety. The closing of this sale occurred on February 3, 2006.

In connection with this Offering, the Company issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. Under EITF No. 00-19, the fair value of the option (the “UPO”) has been reported as a liability. The UPO provides for the Company to register the shares underlying the UPO and includes a damages provision in the event the Company is unable to deliver registered shares to the UPO holders upon exercise. Under EITF No. 00-19, registration of the common stock underlying the UPO is not within the Company’s control. As a result, the Company must assume that it could be required to settle the UPO on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the UPO, with any changes being recorded through the Company’s statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the UPO is exercised, expires, or the Company is otherwise able

Highbury Financial Inc.

(a company in the development stage)

Notes to Financial Statements

to modify the UPO agreement to remove the provisions which require this treatment. As a result, the Company could experience volatility in its net income due to changes that occur in the value of the UPO liability at each reporting date.

The Company estimates that the fair value of this option is approximately $614,000 ($1.82 per Unit) using a Black-Scholes option pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 41.3%, (2) risk-free interest rate of 4.34% and (3) expected life of four years. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

Because the Company’s stock had no trading history as of January 31, 2006, the Company estimated the volatility based on a survey of other publicly-traded companies in the financial services industry with market capitalizations between $30 million and $150 million and at least four years of public trading history. A universe of 55 companies was chosen and the daily price changes were calculated in each issuer’s common stock over the four year period before the Company’s public offering. The Company used the standard deviation of the daily price changes to calculate the annual volatility for each company, and then selected the average annual volatility.

The Company had previously issued financial statements which did not present the warrant liability or the UPO liability. The accompanying audited financial statements as of January 31, 2006 have been restated to correct this error. The impact of the correction of this error in previously reported balance sheets and statements of stockholders’ equity is as follows:

	January 31, 2006
	As Previously Reported	As Restated
Assets	$38,991,645	$38,991,645
Liabilities	$934,970	$9,138,970
Common stock subject to conversion	$7,508,530	$7,508,530
Stockholders’ equity	$30,548,145	$22,344,145

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

The Initial Stockholders will be entitled to registration rights with respect to their founding shares and the shares they purchased in the private placement pursuant to an agreement signed on January 25, 2006. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

The Company has also agreed to pay the fees and issue the securities to the underwriters in the Offering as described above in Note 2.

5. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6. Common Stock

At January 31, 2006, 14,810,001 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

7. Stock Dividend

Effective January 13, 2006, the Company’s Board of Directors authorized a stock dividend of 0.15 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect this transaction.