Form 10QSB
period 2006-09-30
HIGHBURY FINANCIAL INC
filed 2006-11-14
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 10, 2006, 9,635,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):        Yes  ☐    No  ☒

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Balance Sheets

	December 31, 2005	September 30, 2006
		(unaudited)
Current assets:
Cash	$36,902	$470,088
Cash in Trust Account (Notes 2, 4)	-	44,424,493
Prepaid expenses	-	78,795
Total current assets	36,902	44,973,376

Deferred registration costs (Note 2)	483,492	-
Deferred acquisition costs (Note 2)	-	1,136,422
Deferred income taxes (Notes 2, 8)	-	204,018
Total assets	$520,394	$46,313,816

Current liabilities:
Accounts payable and accrued expenses	$427,846	$894,445
Income taxes payable	-	262,366
Deferred underwriting fees (Note 6)	-	673,333
Deferred investment income (Note 2)	-	185,192
Notes payable, stockholders (Note 7)	70,000	-
Common stock warrants (Note 3)	-	14,079,800
Underwriters’ purchase option (Note 3)	-	688,000
Total current liabilities	497,846	16,783,136

Common stock, subject to possible conversion, 1,548,666 shares at conversion value (Note 2)	-	8,657,910

Stockholders' equity (Notes 2, 3, 4, 5, 6, 9):
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; issued and outstanding 9,635,000 shares (which includes 1,548,666 subject to possible conversion)and 1,725,000, respectively	173	964
Additional paid-in capital	24,827	25,834,808
Income (deficit) accumulated during the development stage	(2,452)	(4,963,002)
Total stockholders' equity	22,548	20,872,770

Total liabilities and stockholders' equity	$520,394	$46,313,816

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statements of Operations

	Period from July 13, 2005 (inception) to September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006	Period from July 13, 2005 (inception) to September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Professional fees	$-	$(60,619)	$(169,573)	$(169,573)
D&O insurance	-	(22,958)	(62,703)	(62,703)
Administrative fees	-	(22,500)	(61,452)	(61,452)
Franchise taxes	-	(15,374)	(45,399)	(47,395)
Travel and entertainment	-	(7,810)	(33,296)	(33,296)
Other expenses	(456)	(18,388)	(35,900)	(36,356)
Total expenses	(456)	(147,649)	(408,323)	(410,775)
Operating loss	(456)	(147,649)	(408,323)	(410,775)

Non-operating income / (loss):
Interest income	-	5,812	9,188	9,188
Investment income	-	461,190	1,179,735	1,179,735
Gain / (loss) from common stock warrants	-	158,200	(5,378,800)	(5,378,800)
Gain / (loss) from underwriters’ purchase option	-	100,000	(74,000)	(74,000)
Total non-operating income / (loss)	-	725,202	(4,263,877)	(4,263,877)

Income / (loss) before provision for income taxes	(456)	577,553	(4,672,200)	(4,674,652)

(Provision)/benefit for income taxes (Note 8):
Current	-	(194,181)	(492,366)	(492,366)
Deferred	-	75,841	204,016	204,016
Net income / (loss) for the period	$(456)	$459,213	$(4,960,550)	$(4,963,002)

Weighted average shares outstanding, basic and diluted	1,725,000	9,635,000	8,859,469	6,111,734
Net income / (loss) per share, basic and diluted	$(0.00)	$0.05	$(0.56)	$(0.81)

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statement of Stockholders' Equity

	Common Stock		Additional Paid-In	Income (Deficit) Accumulated During the Development
	Shares	Amount	Capital	Phase	Total

Sale of 1,725,000 shares of common stock to initial stockholders on August 1, 2005 at $0.0145 per share (Note 5)	1,725,000	$173	$24,827	$-	$25,000

Net loss for the period	-	-	-	(2,452)	(2,452)

Balance at December 31, 2005	1,725,000	$173	$24,827	$(2,452)	$22,548

Unaudited:

Sale of 166,667 units in a private placement	166,667	17	999,985	-	1,000,002

Sale of 7,743,333 units, net of underwriters' discount and offering expenses (includes 1,548,666 shares subject to possible conversion)	7,743,333	774	42,782,806	-	42,783,580

Reclassification of derivative liability for part of proceeds from the sale of units relating to warrants	-	-	(8,701,000)	-	(8,701,000)

Reclassification of derivative liability relating to value of underwriters’ purchase option	-	-	(614,000)	-	(614,000)

Proceeds subject to possible conversion of 1,548,666 shares	-	-	(8,657,910)	-	(8,657,910)

Proceeds from issuance of option	-	-	100	-	100

Net loss for the period	-	-	-	(4,960,550)	(4,960,550)

Balance at September 30, 2006	9,635,000	$964	$25,834,808	$(4,963,002)	$20,872,770

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statements of Cash Flows

	Period from July 13, 2005 (inception) to September 30, 2005	Nine Months Ended September 30, 2006	Period from July 13, 2005 (inception) to September 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss for the period	$(456)	$(4,960,550)	$(4,963,002)

Adjustments to reconcile net income to net cash used in operating activities:
(Increase) / decrease in deferred taxes	-	(204,018)	(204,018)
Loss on common stock warrants	-	5,378,800	5,378,800
Loss on underwriters’ purchase option	-	74,000	74,000

Changes in operating assets and liabilities:
(Increase) / decrease in trust account	-	(1,134,926)	(1,134,926)
(Increase) / decrease in prepaid expenses	-	(78,795)	(78,795)
Increase / (decrease) in accounts payable and accrued expenses	456	139,612	142,064
Increase / (decrease) in deferred investment income	-	185,192	185,192
Increase / (decrease) in income taxes payable	-	262,366	262,366
Net cash used in operating activities	-	(338,319)	(338,319)

Cash flows from investing activities:
Cash held in trust fund	-	(43,289,567)	(43,289,567)
Payment of costs of the acquisition	-	(384,041)	(384,041)
Net cash used in investing activities	-	(43,673,608)	(43,673,608)

Cash flows from financing activities:
Proceeds from sale of shares of common stock	25,000	47,460,000	47,485,000
Proceeds from issuance of option	-	100	100
Proceeds from notes payable, stockholders	70,000	-	70,000
Payments of notes payable, stockholders	-	(70,000)	(70,000)
Payment of costs of public offering	(48,748)	(2,944,987)	(3,003,085)
Net cash provided by financing activities	46,252	44,445,113	44,482,015

Net increase in cash	46,252	433,186	470,088
Cash at beginning of period	-	36,902	-
Cash at end of period	$46,252	$470,088	$470,088

Supplemental schedule of non-cash investing activities:
Accrual of costs of acquisition	$-	$752,381	$752,381

Supplemental schedule of non-cash financing activities:
Accrual of costs of public offering	$156,635	$-	$-
Accrual of deferred underwriting fees	-	673,333	673,333

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$232,146	$232,146

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

The financial statements at September 30, 2006, for the three months and nine months ended September 30, 2006, for the period from July 13, 2005 (inception) to September 30, 2005 and for the period from July 13, 2005 (inception) to September 30, 2006 are unaudited and include the accounts of Highbury Financial Inc. (a corporation in the development stage) (“the Company”) and its 65%-owned subsidiary, Aston Asset Management LLC (“Aston”). To date, Aston’s efforts have been limited to organizational activities.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations and its cash flows for the nine months ended September 30, 2006, for the period from July 13, 2005 (inception) to September 30, 2005 and the period from July 13, 2005 (inception) to September 30, 2006. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The accompanying December 31, 2005 balance sheet has been derived from the audited financial statements. The Company has selected December 31 as its fiscal year end.

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

The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination, or series of business combinations, with an operating business or businesses in the financial services industry ("Business Combination"). However, there is no assurance that the Company will be able to successfully affect a Business Combination. An amount of $42,616,234 of the net proceeds of the Offering and the Private Placement and approximately $673,333 which will be paid to the underwriters of the Offering if a business combination is consummated (net of approximately $0.11 for each share of common stock converted in connection with the Business Combination as described below) but which will be forfeited if a business combination is not consummated, is being held in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, net of taxes payable, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding up to 20% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest, net of taxes payable, in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (20% of the amount originally placed in the Trust Account, excluding the portion relating to the deferred underwriting fees) has been classified as common stock subject to possible conversion in the accompanying September 30, 2006 balance sheet and approximately 20% of the interest earned on the Trust Account, net of related income taxes, has been recorded as deferred investment income.

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

Income / (Loss) Per Common Share

Income / (loss) per share is computed by dividing net income / (loss) by the weighted average number of shares of common stock outstanding during the period. The effect of the 15,486,666 outstanding warrants issued in connection with the Offering and the 333,334 outstanding warrants issued in connection with the Private Placement has not been considered in diluted income / (loss) per share calculations since the warrants cannot be exercised until the later of the completion of the Company’s initial Business Combination and January 25, 2007 and since, in some periods, the Company has a net loss and the effect would be anti-dilutive. Furthermore, the effect of the 336,667 units included in the underwriters purchase option has not been considered in diluted income per share calculations since the option is out-of-the money based on the Company’s weighted average common stock price for the periods and since, in some periods, the Company has a net loss and the effect would be anti-dilutive.

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on its results of operations and financial position. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings accumulated during the development stage on January 1, 2007.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3. Initial Public Offering

The Company sold 7,910,000 units ("Units") in the Private Placement and the Offering, which included all of the 1,010,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company's common stock, $0.0001 par value, and two redeemable common stock purchase warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering (January 25, 2007) and expiring four years from the effective date of the Offering (January 25, 2010). The Warrants will be redeemable, at the Company's option, at a price of $0.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Separate trading of the Common Stock and Warrants underlying the Company’s Units commenced on February 21, 2006.

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the Warrants issued as part of the Units, including the Private Placement units described in Note 2, have been reported as a liability. The Warrant agreement provides for the Company to register the shares underlying the Warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the Warrant holders upon Warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the Warrants is not within the Company’s control. As a result, the Company must assume that it could be required to settle the Warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the Warrants, with any changes being recorded through the Company’s Consolidated Statement of Operations. The potential settlement obligation will continue to be reported as a liability until such time as the Warrants are exercised, expire, are redeemed by the Company (should the common stock attain the sales prices described above and the Company opt to redeem the Warrants) or the Company is otherwise able to modify the Warrant agreement to remove the provisions which require this treatment. The fair value of the warrants is presented on our consolidated balance sheet as “Common stock warrants” and the change in the value of these warrants is shown in our consolidated statements of operations as “Gain / (loss) from common stock warrants.” As a result, the Company could experience volatility in its net income due to changes that occur in the value of the Warrant liability at each reporting date.

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the common stock warrants is determined using the trading value of the Warrants on the last day of the appropriate period. The value of the Warrant liability at September 30, 2006 was $14,079,800.

Amounts reported as gain / (loss) from common stock warrants in our Consolidated Statements of Operations are derived from the change in the valuation of the Warrant liability during the period. For the three month period ended September 30, 2006, the income was $158,200. For the nine month period ended September 30, 2006 and for the period from July 13, 2005 (inception) through September 30, 2006, the loss was $5,378,800. The period from July 13, 2005 (inception) through September 30, 2005 was before the Offering, and there were no warrants outstanding during that period.

In connection with this Offering, the Company issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. Under EITF No. 00-19, the fair value of the underwriters’ purchase option (the “UPO”) has been reported as a liability. The UPO agreement provides for the Company to register the securities underlying the UPO and includes a damages provision in the event the Company is unable to deliver registered securities to the UPO holders upon exercise. Under EITF No. 00-19, registration of the securities underlying the UPO is not within the Company’s control. As a result, the Company must assume that it could be required to settle the UPO on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the UPO, with any changes being recorded through the Company’s Consolidated Statement of Operations. The potential settlement obligation will continue to be reported as a liability until such time as the UPO is exercised, expires, or the Company is otherwise able to modify the UPO agreement to remove the provisions which require this treatment. The fair value of the UPO is presented on our consolidated balance sheet as “Underwriters’ purchase option” and the changes in the value of the UPO is shown in our consolidated statements of operations as “Gain / (loss) from underwriters’ purchase option.” As a result, the Company could experience volatility in its net income due to changes that occur in the value of the UPO liability at each reporting date.

As of September 30, 2006, the Company has estimated that the fair value of the UPO is approximately $688,000 ($2.04 per Unit) using a Black-Scholes option pricing model. The fair value of the UPO was estimated using the following assumptions: (1) expected volatility of 31.9%, (2) risk-free interest rate of 4.62% and (3) expected life of 3.3 years. The UPO may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $6.25 per share.

Amounts reported as gain / (loss) from underwriters’ purchase option in our Consolidated Statements of Operations derive from the change in the fair value of the UPO liability during a period. For the three month period ended September 30, 2006, the income was $100,000. For the nine month period ended September 30, 2006 and for the period from July 13, 2005 (inception) through September 30, 2006, the loss was $74,000. The period from July 13, 2005 (inception) through September 30, 2005 was before the Offering, so there was no UPO during that period.

Note 4. Investments Held in Trust

Investments held in trust at September 30, 2006 consist of money market obligations in the aggregate of $44,424,493.

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2006, no shares of preferred stock have been issued.

Common Stock Commitments

At September 30, 2006, 15,820,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants and 1,010,001 shares of common stock were reserved for issuance upon exercise of the underwriters' unit purchase option.

Note 6. Commitments

The Company presently occupies office space provided by an affiliate of several of our Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on January 26, 2006. The statements of operations for the three month and nine month periods ended September 30, 2006 include $22,500 and $61,452 related to this agreement, respectively. The Company and such affiliate intend to amend this agreement upon consummation of the acquisition to extend the agreement upon the same terms. If extended, the agreement will be terminable by either party upon six months’ prior notice.

In connection with the Offering, the Company has agreed to pay the underwriters upon completion of its initial Business Combination approximately $673,333, plus accrued interest on such amount, net of taxes payable, less approximately $0.11 for each share of common stock that the Public Stockholders elect to convert in connection with the Company’s initial Business Combination. The Company has recorded the deferred underwriting fees payable to the underwriters as an expense of the public offering resulting in a charge directly to stockholders' equity. The interest earned on the deferred underwriting fees held in the Trust Account, net of taxes payable, has been recorded as deferred investment income.

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
(a company in the development stage)

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

Note 8. Income Taxes

The provisions for income taxes for the three month and nine month periods ended September 30, 2006 consist of the following:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006
Current
Federal	$169,919	$430,847
State	24,262	61,519
Deferred
Federal	(66,366)	(177,730)
State	(9,476)	(25,377)
Reversal of Valuation Allowance	—	(909)
	$118,339	$288,350

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes for the period ended September 30, 2006 is as follows:

Statutory federal income tax rate	(34.0)%
State tax net of federal benefit	(3.1)
Permanent difference related to loss on common stock warrants and underwriters’ purchase option	43.3
Effective income tax rate	6.2%

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

The tax effect of temporary differences that give rise to the net deferred tax asset is as follows:

	September 30, 2006	December 31, 2005
Interest income deferred for reporting purposes	$68,624	$—
Expenses deferred for income tax purposes	135,393	909
Valuation allowance	—	(909)
Net deferred tax asset	$204,017	$—

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

The Company formed Aston on April 19, 2006 and became the sole member of Aston. In connection with the Highbury Entities entering into the Asset Purchase Agreement, the limited liability company agreement of Aston was amended and eight senior management employees of the Business (the “Aston management members”) were admitted as members of Aston. The Company owns 65% of the membership interests of Aston, and the Aston management members own 35% of the membership interests of Aston. If the acquisition of the Business is consummated, as a result of this amendment to the limited liability company agreement to admit the new members, the Company will incur a one-time non-cash compensation expense of approximately $20.8 million for the value of such ownership interests. Since none of the Aston management members have any ownership interest in the acquired business, the value of the ownership grant was deemed to be compensatory in nature and not purchase price consideration. To establish the $20.8 million compensation charge for financial reporting purposes, the Company used an asset-based approach. Based on the purchase price of $38.6 million, the Company determined that the minimum value of its 65% manager membership interest in Aston was $38.6 million, and therefore the minimum valuation for 100% of Aston was approximately $59.4 million. The Company concluded that the value of the Aston management members’ 35% interest was equal to the difference between these two values, or approximately $20.8 million.

The sale of the Business currently is expected to be consummated in the fourth quarter of 2006, after receipt of requisite approvals from (i) our stockholders, (ii) the stockholders of the Target Funds and (iii) the trustees of the Target Funds. As of September 20, 2006, the approval of the sale of the Business by the stockholders of all of the Target Funds had been obtained. The trustees of the Target Funds voted to approve the sale of the Business on May 9, 2006. Our stockholders will vote on the sale of the Business on November 27, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and related notes thereto contained in this Quarterly Report on Form 10-QSB.

Forward Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, including our Registration Statement on Form S-1, as amended (File No. 333-127272), declared effective January 25, 2006 and the definitive Prospectus thereunder, our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 10, 2006 and amended on November 2, 2006, and our Definitive Proxy Statement filed with the Securities and Exchange Commission on November 3, 2006.

Restatement

In consultation with our independent registered accounting firm, Goldstein Golub Kessler LLP, we determined on October 10, 2006 that we needed to reclassify certain amounts in our financial statements to report as liabilities the warrants issued as part of the units issued in our initial public offering and the private placement immediately prior to our initial public offering and the unit purchase option issued to the underwriters in our initial public offering (the “UPO”). The issue arose as a result of comments received from the Securities and Exchange Commission on the preliminary Proxy Statement originally filed by us on May 31, 2006 in connection with our proposed initial business combination. We arrived at our conclusions after further consideration of the accounting for warrants and other derivative securities under Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”). The Company had previously issued financial statements that did not present the warrant liability or the UPO liability and should no longer be relied upon. The previously issued financial statements have been restated, where appropriate, to record these liabilities. The accompanying financial statements reflect the reclassification of the warrants and the UPO as liabilities.

For a more complete discussion of the accounting treatment of the warrants and UPO under EITF No. 00-19, see “Management’s Discussion and Analysis or Plan of Operation - Critical Accounting Policies” and Note 3 to our Financial Statements.

Recent Developments

Proposed Business Combination

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

The Company formed Aston on April 19, 2006 and became the sole member of Aston. In connection with the Highbury Entities entering into the Asset Purchase Agreement, the limited liability company agreement of Aston was amended and eight senior management employees of the Business (the “Aston management members”) were admitted as members of Aston. The Company owns 65% of the membership interests of Aston, and the Aston management members own 35% of the membership interests of Aston. If the acquisition of the Business is consummated, as a result of this amendment to the limited liability company agreement to admit the new members, the Company will incur a one-time non-cash compensation expense of approximately $20.8 million for the value of such ownership interests. Since none of the Aston management members have any ownership interest in the acquired business, the value of the ownership grant was deemed to be compensatory in nature and not purchase price consideration. To establish the $20.8 million compensation charge for financial reporting purposes, the Company used an asset-based approach. Based on the purchase price of $38.6 million, the Company determined that the minimum value of its 65% manager membership interest in Aston was $38.6 million, and therefore the minimum valuation for 100% of Aston was approximately $59.4 million. The Company concluded that the value of the Aston management members’ 35% interest was equal to the difference between these two values, or approximately $20.8 million.

The sale of the Business currently is expected to be consummated in the fourth quarter of 2006, after receipt of requisite approvals from (i) our stockholders, (ii) the stockholders of the Target Funds and (iii) the trustees of the Target Funds. As of September 20, 2006, the approval of the sale of the Business by the stockholders of all of the Target Funds had been obtained. The trustees of the Target Funds voted to approve the sale of the Business on May 9, 2006. Our stockholders will vote on the sale of the Business on November 27, 2006.

For a more complete discussion of the Business and our proposed business combination, including the risks that are applicable to us with respect to our acquisition of the Business, see our Definitive Proxy Statement filed with the Securities and Exchange Commission on November 3, 2006.

Unless otherwise indicated, the remainder of this Quarterly Report on Form 10-QSB assumes that the foregoing acquisition is not consummated and that we must seek a different business combination. There can be no assurance that the acquisition will be consummated.

Credit Facility

We entered into a credit agreement with City National Bank on August 21, 2006, which provides for a revolving line of credit of up to $12.0 million. On November 9, 2006, we entered into a new credit agreement with City National Bank which amended and restated our initial credit agreement to amend the definitions of debt and net worth to exclude the effects of our recent reclassification of the values of our outstanding common stock warrants and the underwriters’ unit purchase option as liabilities. The credit facility will be used for working capital, general corporate purposes, repurchases of our outstanding securities and to finance the conversion of shares of our common stock should the need arise in conjunction with the closing of the business acquisition.

Our borrowing under our credit facility will bear interest, at our option, at either the fluctuating prime rate minus one-half of one percent (0.50%) per year or LIBOR plus one and one-half percent (1.50%) per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on October 31, 2007.

Our credit facility is secured by all of our assets. We may not draw on the line of credit under the credit facility until a business combination is consummated and the trust fund is distributed to us. Our credit facility contains customary and appropriate affirmative and negative covenants for financings of its type (subject to customary exceptions). The financial covenants include: maximum total leverage ratio; and minimum net worth. Other covenants will, among other things, limit our ability to incur liens or other encumbrances, make capital expenditures, distributions, dividends, and divestitures, enter into mergers or acquisitions and incur indebtedness.

Plan of Operation

We were formed on July 13, 2005, as a blank check company for the purpose of acquiring or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more financial services businesses. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of our net assets at the time of such acquisition. We intend to use cash derived from the proceeds of our recently completed public offering and private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect a business combination.

We closed our initial public offering on January 31, 2006. Gross proceeds from our initial public offering were $40,399,998. On February 3, 2006, we sold an additional 1,010,000 units pursuant to the underwriters’ over-allotment option, raising additional gross proceeds of $6,060,000. Immediately preceding the offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in a private placement at a price per unit of $6.00. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering and the private placement were approximately $43,783,582. We deposited $42,616,234 of the net proceeds and the non-accountable expense allowance of $673,333, which the underwriters have agreed to defer until consummation of our initial business combination, into a trust account at Lehman Brothers, Inc. (referred to in this Quarterly Report on Form 10-QSB as the “trust account”) maintained by Continental Stock Transfer & Trust Company acting as trustee, for an initial total of $43,289,567 in the trust account. The remaining proceeds, $1,167,348, were made available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of September 30, 2006, the balance held in the trust account was approximately $44,424,493, which included the deferred underwriters’ non-accountable expense allowance of $673,333 and accrued interest thereon.

At September 30, 2006, we had cash outside of the trust account of $470,088, prepaid expenses of $78,795 and accounts payable and accrued expenses of $894,445 (including $752,381 of costs deferred in connection with the acquisition of the Business). Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire. If we are unable to consummate the acquisition of the Business, accounts payable and accrued expenses would be reduced to $435,786 due to an expense cap we have negotiated with one of our vendors.

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

Based on our management team’s past experience managing and advising businesses, we believe that the funds available to us outside of the trust account will be sufficient to allow us to search for potential acquisition targets and operate through January 31, 2008, assuming that our initial business combination is not consummated during that time. From January 25, 2006 through January 25, 2008, we anticipate making the following expenditures:

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

All of these approximate dollar amounts are estimates. Those estimates may prove inaccurate, especially if a portion of the available funds is used to make a down payment or pay exclusivity or similar fees in connection with our initial business combination or if we expend a significant portion of the available funds in pursuit of our initial business combination that is not consummated. In particular, if the proposed acquisition of the Business is not consummated, it is likely that we would accrue expenses and payables in excess of our available cash outside the trust account. If we do not have sufficient funds available to fund our expenses, we may be forced to obtain additional financing, either from our management or the initial stockholders or from third parties. We may not be able to obtain additional financing and our initial stockholders and management are not obligated to provide any additional financing. If we do not have sufficient funds and cannot find additional financing, we may be forced to liquidate prior to consummating our initial business combination.

We may need to obtain additional financing to the extent such financing is required to consummate our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

If we do not consummate a business combination by July 31, 2007, subject to extension under certain circumstances to January 31, 2008, or consummate the acquisition of the Business by January 31, 2008, we will promptly adopt a plan of dissolution and present it to our stockholders. Once the plan of dissolution is approved by our stockholders we will distribute to our public stockholders the amount in our trust account including any interest earned thereon (net of taxes payable) plus remaining net assets after payment of our liabilities and reserving amounts sufficient to cover our liabilities and obligations and costs of dissolution from non-trust account funds.  Our initial stockholders have agreed to vote their shares of our common stock in favor of a plan of dissolution. We cannot assure you that third parties will not seek to recover from the assets distributed to our public stockholders any amount owed to them by us. Under the Delaware General Corporation Law, our stockholders could be liable for any claims against the corporation to the extent of the distribution received by them after dissolution.

Net loss of $456 reported for the period from July 13, 2005 (inception) through September 30, 2005 resulted from expenses incurred in the formation of the Company. During this period, the Company’s activities were limited to organizational activities.

Net income of $459,213 reported for the quarter ended September 30, 2006 resulted primarily from our investment income, a gain on the warrant liability of $158,200 and a gain on the UPO liability of $100,000. We incurred $60,619 expense for professional fees, including legal, accounting and investor relations services, $22,958 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $15,375 expense for franchise taxes, $7,810 expense for travel and entertainment, $18,388 for other expenses and $118,339 of income taxes. Investment income on the trust account during the period was $461,190. This excludes $72,397 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $5,812.

Net loss of $4,960,550 reported for the nine month period ended September 30, 2006 resulted primarily from a loss on the warrant liability of $5,378,800 and a loss on the UPO liability of $74,000. Our warrant liability, UPO liability and operating expenses were partially offset by our investment income. We incurred $169,573 expense for professional fees, including legal, accounting and investor relations services, $62,703 expense for director and officer liability insurance, $61,452 expense for a monthly administrative services agreement, $45,399 expense for franchise taxes, $33,296 expense for travel and entertainment, $35,900 for other expenses and $288,350 of income taxes. Investment income on the trust account during the period was $1,179,735. This excludes $185,192 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $9,188.

Net loss of $4,963,002 reported for the period from July 13, 2005 (inception) through September 30, 2006 resulted primarily from a loss on the warrant liability of $5,378,800 and a loss on the UPO liability of $74,000. Our warrant liability, UPO liability and operating expenses were partially offset by our investment income. We incurred $169,573 expense for professional fees, including legal, accounting and investor relations services, $62,703 expense for director and officer liability insurance, $61,452 expense for a monthly administrative services agreement, $47,395 expense for franchise taxes, $33,296 expense for travel and entertainment, $36,356 for other expenses and $288,350 of income taxes. Investment income on the trust account during the period was $1,179,735. This excludes $185,192 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $9,188.

The fair value of the common stock warrants is determined using the trading value of the warrants on the last day of the appropriate period. Since there was no public trading price for the warrants at the time of our initial public offering, the fair value of the warrants was initially determined based on a survey of the initial trading prices for the warrants issued by 28 of the publicly-traded blank check companies which have used the same structure as the Company (i.e. a $6.00 unit which includes one share of common stock and two warrants) and whose warrants were trading at the time. The value assigned to the warrant liability at September 30, 2006 was $14,079,800 and at June 30, 2006 was $14,238,000. Immediately after the consummation of the initial public offering and the underwriters’ overallotment option, the value assigned to the warrant liability was $8,701,000.

The fair value of the underwriters’ purchase option is determined using a Black-Scholes option pricing model. The value assigned to the UPO liability at September 30, 2006 was $688,000 and at June 30, 2006 was $788,000. Immediately after the consummation of the initial public offering and the underwriters’ overallotment option, the value assigned to the UPO liability was $614,000.

The Company presently occupies office space provided by Berkshire Capital Securities LLC, an affiliate of several of our Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on January 26, 2006. The statements of operations for the three month and nine month periods ended September 30, 2006 include $22,500 and $61,452 related to this agreement, respectively. The Company and Berkshire Capital intend to amend this agreement upon consummation of the acquisition to extend the agreement upon the same terms. If extended, the agreement will be terminable by either party upon six months’ prior notice.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

We believe the following critical accounting policy, among others, affect the more significant estimates and assumptions used in the preparation of our financial statements.

Accounting for Warrants and Underwriters’ Purchase Option

Under EITF No. 00-19, the fair value of the warrants issued as part of the units sold in our initial public offering and the private placement immediately preceding our initial public offering have been reported as a liability. The warrant agreement provides for us to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within our control. As a result, we must assume that we could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires us to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our consolidated statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, are redeemed by us (should the common stock attain the sales prices necessary to permit redemption and we opt to redeem the warrants) or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment. The fair value of the warrants is presented on our consolidated balance sheet as “Common stock warrants” and the change in the value of these warrants is shown in our consolidated statements of operations as “Gain / (loss) from common stock warrants.” As a result, we could experience volatility in our net income due to changes that occur in the value of the warrant liability at each reporting date.

The fair value of the common stock warrants is determined using the trading value of the warrants on the last day of the appropriate period. Since there was no public trading price for the warrants at the time of our initial public offering, the fair value of the warrants was initially determined based on a survey of the initial trading prices for the warrants issued by 28 of the publicly-traded blank check companies which have used the same structure as the Company (i.e. a $6.00 unit which includes one share of common stock and two warrants) and whose warrants were trading at the time. Amounts reported as gain / (loss) from common stock warrants in our consolidated statements of operations are derived from the change in the valuation of the warrant liability during the period.

In connection with our initial public offering, we issued an option, for $100, to the underwriters to purchase 336,667 units at an exercise price of $7.50 per unit. Under EITF No. 00-19, the fair value of the option (the “UPO”) has been reported as a liability. The UPO agreement provides for us to register the securities underlying the UPO and includes a damages provision in the event we are unable to deliver registered securities to the UPO holders upon exercise. Under EITF No. 00-19, registration of the securities underlying the UPO is not within our control. As a result, we must assume that we could be required to settle the UPO on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19, requires us to record the potential settlement liability at each reporting date using the current estimated fair value of the UPO, with any changes being recorded through our consolidated statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the UPO is exercised, expires, or we are otherwise able to modify the UPO agreement to remove the provisions which require this treatment. The fair value of the UPO is presented on our consolidated balance sheet as “Underwriters’ purchase option” and the changes in the value of the UPO is shown in our consolidated statements of operations as “Gain / (loss) from underwriters’ purchase option.” As a result, we could experience volatility in our net income due to changes that occur in the value of the UPO liability at each reporting date.

We estimate the fair value of this option using a Black-Scholes option pricing model. Amounts reported as gain / (loss) from underwriters’ purchase option in our consolidated statements of operations derive from the change in the fair value of the UPO liability during the period.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements during the period covered by this report that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to our investors.

ITEM 3. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-127272), and which relates to the initial public offering of our units, was January 25, 2006. Each unit consists of one share of common stock, $0.0001 par value per share, and two warrants, each to purchase one share of common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit. The offering was closed on January 31, 2006. The co-lead managing underwriters for the offering were ThinkEquity Partners LLC and EarlyBirdCapital, Inc. A total of 6,733,333 units were sold in the offering, generating gross proceeds of $40,399,998. On February 3, 2006, ThinkEquity Partners LLC and EarlyBirdCapital, Inc. acquired an additional 1,010,000 units pursuant to an over-allotment option, generating gross proceeds of $6,060,000. On January 25, 2006, immediately preceding our initial public offering, all of our initial stockholders, including all of our officers and directors, purchased an aggregate of 166,667 units from us in a private placement (referred to in this Quarterly Report on Form 10-QSB as the “private placement”) at a price per unit of $6.00. The units sold in the private placement were identical to the units sold in our initial public offering.

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

ITEM 5. OTHER INFORMATION

On November 9, 2006, we entered into a new credit agreement with City National Bank which amended and restated our initial credit agreement with City National Bank, dated August 21, 2006, to amend the definitions of debt and net worth to exclude the effects of our recent reclassification of the values of our outstanding common stock warrants and the underwriters’ unit purchase option as liabilities. For more information on our credit facility, see Item 2 of Part I of this Quarterly Report on Form 10-QSB.

ITEM 6. EXHIBITS

(a) Exhibits:

	Exhibit Number	Description of Document
	10.1	Credit Agreement, dated as of November 9, 2006, between City National Bank and Highbury Financial Inc.
	31.1	Section 302 Certification by CEO.
	31.2	Section 302 Certification by CFO.
	32	Section 906 Certification by CEO and CFO.

(b) Reports on Form 8-K:

Date	Items	Financial Statements
August 24, 2006	1.01, 2.03, 9.01
August 25, 2006	1.01, 2.03, 9.01
September 7, 2006	7.01, 9.01
October 13, 2006	7.01, 9.01
October 13, 2006	4.02
October 13, 2006	8.01, 9.01	For the Periods from July 13, 2005 (inception) to January 31, 2006, and from January 1, 2006 to January 31, 2006 and from July 13, 2005 (inception) to December 31, 2005.
October 13, 2006	8.01, 9.01	Balance Sheets as of February 3, 2006 (unaudited) and January 31, 2006.
October 26, 2006	7.01, 9.01

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBURY FINANCIAL INC.
Dated: November 14, 2006

By: /s/ Richard S. Foote
Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2006

By: /s/ R. Bradley Forth
R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Credit Agreement, dated as of November 9, 2006, between City National Bank and Highbury Financial Inc.
31.1	Section 302 Certification by CEO.
31.2	Section 302 Certification by CFO.
32	Section 906 Certification by CEO and CFO.