Form 10KSB/A
period 2005-12-31
HIGHBURY FINANCIAL INC
filed 2006-12-22
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Explanatory Note
This Annual Report on Form 10-KSB/A is being filed as Amendment Number 2 to our Annual Report on Form 10-KSB which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on April 10, 2006. We are filing this Form 10-KSB/A to restate our financial statements for the period ended January 31, 2006. The Company, in consultation with its independent registered accounting firm, Goldstein Golub Kessler LLP (“GGK”), determined on December 18, 2006, that the Company needed to reclassify certain amounts in its financial statements to report as equity the warrants issued as part of the units sold in the Company’s initial public offering and the private placement immediately prior to the Company’s initial public offering and the unit purchase option (including the shares of common stock and warrants embedded in the unit purchase option) issued to the underwriters in the Company’s initial public offering (the “Purchase Option”). The Company had previously classified the value of these warrants to purchase common stock and the Purchase Option as liabilites. After further review, the Company has determined that these instruments should have been classified as equity. Except as otherwise stated, all financial information contained in this Annual Report on Form 10-KSB/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of the events giving effect to the restated information see “Restatement” at Part II. Item 6. “Management’s Discussion and Analysis or Plan of Operation” and Note 2 to our Financial Statements.

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

Restatement

In consultation with our independent registered accounting firm, Goldstein Golub Kessler LLP, we determined on December 18, 2006, that we needed to reclassify certain amounts in our financial statements to report as equity the warrants issued as part of the units in our initial public offering and the private placement immediately prior to our initial public offering and the unit purchase option (including the shares of common stock and warrants embedded in the unit purchase option) issued to the underwriters in our initial public offering (the “Purchase Option”). We had previously accounted for these instruments as liabilities. We arrived at our conclusions that the Warrants and Purchase Option should be accounted for as equity, rather than as liabilities as had been our prior practice, after further consideration of the accounting for warrants and other derivative securities under Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”) and after entering into the Amended and Restated Clarification Agreement and amendments to the Purchase Option agreements described below.

The Warrant agreement provided for us to register the shares underlying the warrants and was silent as to whether a penalty is to be incurred in the absence of our ability to deliver registered shares to the Warrant holders upon warrant exercise. Under EITF No. 00-19, in such circumstances, registration of the common stock underlying the warrants is not deemed to be within our control. As a result, we previously assumed that we could be required to settle the Warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. We entered into an Amended and Restated Clarification Agreement on December 15, 2006, which clarified that while we are required to use our best efforts to maintain the effectiveness of the registration statement covering the Warrants, we are not obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant is not entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) are we required to net cash settle the warrant exercise. Consequently, the Warrants will expire unexercised and unredeemed if there is no effective registration statement covering the shares of our common stock issuable upon exercise of the Warrants. Therefore, we have determined that the Warrants should not be classified as a liability, but rather should be accounted for as equity.

The Purchase Option agreements provide for us to register the shares underlying the option and the Warrants included therein, and included a provision for the payment of damages to the underwriters in the event we are unable to deliver the securities underlying the Units to the underwriters. Under EITF No. 00-19, we assumed that the Purchase Option could give rise to our ultimately having to net-cash settle the options, thereby necessitating the treatment of the Purchase Option as a liability. On December 15, 2006, we amended the Purchase Option agreements to clarify the original intent of the Purchase Option agreements. The amendments clarify that while we are required to use our best efforts to maintain the effectiveness of a registration statement covering the securities issuable upon exercise, the holder of the Purchase Option is not entitled to receive a net-cash settlement or damages in the event there is no effective registration statement covering the securities issuable upon exercise. Furthermore, the holder of the Purchase Option is not entitled to exercise the Purchase Option or the Warrants underlying the Purchase Option unless a registration statement covering the securities underlying the Purchase Option is effective or an exemption from registration is available. Accordingly, the Purchase Option and underlying Warrants will expire unexercised and unredeemed if there is no effective registration statement covering the securities issuable upon exercise. Therefore, we have determined that the Purchase Option should not be classified as a liability, but rather should be accounted for as equity.

The previously issued financial statements as of January 31, 2006 in our Annual Report on Form 10-KSB/A filed on November 2, 2006 presented the fair value of the warrants and the Purchase Option as liabilities and should no longer be relied upon. The accompanying audited financial statements as of January 31, 2006 have been restated to account for the warrants and the Purchase Option as equity. The impact of the restatement of previously reported balance sheets and statements of stockholders’ equity is as follows:

	January 31, 2006
	As Previously Reported	As Restated

Assets	$38,991,645	$38,991,645
Liabilities	$9,138,970	$934,970
Common stock subject to conversion	$7,508,530	$7,508,530
Stockholders’ equity	$22,344,145	$30,548,145

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

Date: December 22, 2006

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ R. Bruce Cameron	Chairman of the Board	December 22, 2006
R. Bruce Cameron

/s/ Richard S. Foote	President and Chief Executive Officer and	December 22, 2006
Richard S. Foote	Director (principal executive officer)

/s/ R. Bradley Forth	Executive Vice President, Chief Financial	December 22, 2006
R. Bradley Forth	Officer and Secretary (principal financial and accounting officer)

/s/ Russell L. Appel	Director	December 22, 2006
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
As discussed in Note 2, the accompanying balance sheet at January 31, 2006 and statements of stockholders’ equity for the periods then ended have been restated to reflect the warrants and the unit purchase option issued in connection with Highbury Financial Inc.’s initial public offering and the warrants issued in the private placement immediately preceding the initial public offering as equity.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 31, 2006, except for Note 2,
as to which the date is December 18, 2006

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

See notes to financial statements

Highbury Financial Inc.
(a company in the development stage)

Statements of Stockholders' Equity
(as restated)

			Additional	Deficit Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Phase	Total

Sale of 1,725,000 shares of common stock to initial stockholders on August 1, 2005 at $0.0145 per share (Note 7)	1,725,000	$173	$24,827	$—	$25,000

Net loss for the period				(2,452)	(2,452)

Balance at December 31, 2005	1,725,000	$173	$24,827	$(2,452)	$22,548

Sale of 166,667 units in a private placement	166,667	17	999,985	—	1,000,002

Sale of 6,733,333 units, net of underwriters' discount and offering expenses (includes 1,346,666 shares subject to possible conversion)	6,733,333	673	37,036,285	—	37,036,958

Proceeds subject to possible conversion of 1,346,666 shares	—	—	(7,508,530)	—	(7,508,530)

Proceeds from issuance of underwriters’ purchase option	—	—	100	—	100

Net loss for the period	—	—	—	(2,933)	(2,933)

Balance at January 31, 2006	8,625,000	$863	$30,552,667	$(5,385)	$30,548,145

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

Highbury Financial Inc.
(a company in the development stage)

Notes to Financial Statements

2. Initial Public Offering

On January 26, 2006, the Company sold 6,733,333 units ("Units") in the Offering. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two redeemable common stock purchase warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, at the Company's option, at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with the Offering, the Company paid the underwriters an underwriting discount of approximately 5.2% of the gross proceeds of the Offering. Immediately preceding the Offering, all of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company (the “Initial Stockholders”) purchased an aggregate of 166,667 units from the Company in a private placement (the “Private Placement”). The units sold in the Private Placement were identical to the units sold in the Offering, but the purchasers in the Private Placement have waived their rights to conversion and receipt of distribution on liquidation in the event the Company does not complete a business combination.

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

Under the terms of the Warrants, the Company is required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. However, the Company is not obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and the Company entered into the Amended and Restated Clarification Agreement on December 15, 2006 which clarifies that in no event (whether in the case of a registration statement not being effective or otherwise) is the Company required to net cash settle the warrant exercise. Consequently, the Warrants will expire unexercised and unredeemed if there is no effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the Warrants.

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

The holder of the unit purchase option is not entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. On December 15, 2006, the Company entered into Amended Unit Purchase Options which clarify that the option and underlying Warrants will expire unexercised and unredeemed if there is no effective registration statement covering the securities issuable upon exercise. In addition, there are no circumstances under which the Company is required to net cash settle the purchase option or the underlying Warrants.

Highbury Financial Inc.
(a company in the development stage)

Notes to Financial Statements
Based on its interpretation of Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the Company had previously issued financial statements which presented the fair value of the Warrants and the unit purchase option as liabilities. Upon further review and after entering into the Amended and Restated Clarification Agreement and the amendments to the unit purchase options, the Company has determined that the Warrants and the unit purchase option should be categorized as equity rather than liabilities. The accompanying audited financial statements as of January 31, 2006 have been restated to account for the warrants and the unit purchase option as equity. The impact of the restatement on previously reported balance sheets and statements of stockholders’ equity is as follows:

	January 31, 2006
	As Previously Reported	As Restated

Assets	$38,991,645	$38,991,645
Liabilities	$9,138,970	$934,970
Common stock subject to conversion	$7,508,530	$7,508,530
Stockholders’ equity	$22,344,145	$30,548,145

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