Form 10QSB/A
period 2006-03-31
HIGHBURY FINANCIAL INC
filed 2006-12-22
CIK 1335249

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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 2 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on May 12, 2006. We are filing this Form 10-QSB/A to restate our financial statements for the quarter ended March 31, 2006 to remove non-operating losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and the units sold in the Private Placement immediately prior to the initial public offering and (2) the option to purchase units consisting of one share and two warrants to purchase one additional share (including the shares of common stock and warrants embedded in such option), issued to ThinkEquity Partners LLC and EarlyBirdCapital, Inc. in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock and the purchase option as liabilities. After further review, the Company has determined that these instruments should have been classified as equity. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-QSB/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for the first quarter of 2006 giving effect to the restated information see “Restatement” at Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Note 3 to our Financial Statements.

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

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of March 31, 2006. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our March 31, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of May 12, 2006 (the original filing date of the March 31, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our March 31, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the March 31, 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
Highbury Financial Inc.
(a company in the development stage)

Condensed Balance Sheets

	Restated March 31, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash	$1,023,035	$36,902
Cash in Trust Account (Notes 2, 4)	43,600,025	—
Prepaid expenses	131,463	—
Total current assets	44,754,523	36,902

Deferred registration costs (Note 2)	—	483,492
Deferred acquisition costs (Note 2)	260,586	—
Deferred income taxes (Notes 2, 8)	52,303	—

Total assets	$45,067,412	$520,394

Current liabilities:
Accounts payable and accrued expenses	$315,241	$427,846
Income taxes payable	109,498	—
Deferred underwriting fees (Note 6)	673,333	—
Deferred investment income (Note 2)	65,955	—
Notes payable, stockholders (Note 7)	—	70,000
Total current liabilities	1,164,027	497,846

Common stock, subject to possible conversion, 1,548,666 shares at conversion value (Note 2)	8,657,910	—

Stockholders’ equity (Notes 2, 3, 4, 5, 6, 9):
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 9,635,000 shares (which includes 1,548,666 subject to possible conversion) and 1,725,000, respectively	964	173
Additional paid-in capital	35,149,808	24,827
Income (deficit) accumulated during the development stage	94,703	(2,452)
Total stockholders’ equity	35,245,475	22,548

Total liabilities and stockholders’ equity	$45,067,412	$520,394

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

See Notes to unaudited condensed financial statements

Highbury Financial Inc.
(a company in the development stage)

Condensed Statement of Stockholders’ Equity (as restated)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Phase	Total

Sale of 1,725,000 shares of common stock to initial stockholders on August 1, 2005 at $0.0145 per share (Note 5)	1,725,000	$173	$24,827	$—	$25,000

Net loss for the period	—	—	—	(2,452)	(2,452)

Balance at December 31, 2005	1,725,000	$173	$24,827	$(2,452)	$22,548

Unaudited:

Sale of 166,667 units in a private placement	166,667	17	999,985	—	1,000,002

Sale of 7,743,333 units, net of underwriters’ discount and offering expenses (includes 1,548,666 shares subject to possible conversion)	7,743,333	774	42,782,806	—	42,783,580

Proceeds subject to possible conversion of 1,548,666 shares	—	—	(8,657,910)	—	(8,657,910)

Proceeds from issuance of option	—	—	100	—	100

Net income for the period	—	—	—	97,155	97,155

Balance at March 31, 2006	9,635,000	$964	$35,149,808	$94,703	$35,245,475

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

The holder of the unit purchase option is not entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. On December 15, 2006, the Company entered into amended unit purchase options which clarified that the option and underlying Warrants will expire unexercised and unredeemed if there is no effective registration statement covering the securities issuable upon exercise. In addition, there are no circumstances under which the Company is required to net cash settle the purchase option or the underlying Warrants.

The previously issued unaudited March 31, 2006 financial statements presented the fair value of the Warrants and the unit purchase option as liabilities and the related changes in valuations were included in operations. The March 31, 2006 financial statements have been restated to account for the Warrants and the unit purchase option as equity. The changes to the March 31, 2006 reported financial statements were as follows:

	March 31, 2006
	As Previously Reported	As Restated

Assets	$45,067,412	$45,067,412
Liabilities	$11,862,627	$1,164,027
Common stock subject to conversion	$8,657,910	$8,657,910
Stockholders’ equity	$24,546,875	$35,245,475

HIGHBURY FINANCIAL INC.
(a corporation in the development stage)

Notes to Unaudited Condensed Financial Statements

	Period from July 13, 2005 (inception) to March 31, 2006		Three Months Ended March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated

Loss from derivative liabilities:
Warrants	$(1,265,600)	—	$(1,265,600)	—
UPO	$(118,000)	—	$(118,000)	—
Pre-tax income (loss)	$(1,231,702)	$151,898	$(1,229,250)	$154,350
Provision for income taxes	$(57,195)	$(57,195)	$(57,195)	$(57,195)
Net income (loss)	$(1,288,897)	$94,703	$(1,286,445)	$97,155

Weighted average shares
Basic	3,641,398	3,641,398	7,345,000	7,345,000

Earnings (loss) per share
Basic	$(0.35)	$0.03	$(0.18)	$0.01

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

Restatement

In consultation with our independent registered accounting firm, Goldstein Golub Kessler LLP (“GGK”), we determined on December 18, 2006, that we needed to reclassify certain liabilities in our financial statements which relate to the warrants issued as part of the units sold in our initial public offering and the private placement immediately preceding our initial public offering (the “Warrants”) and the unit purchase option issued to the underwriters in our initial public offering (including the shares and Warrants imbedded in the option) (the “Purchase Option”). We arrived at our conclusions that the Warrants and Purchase Option should be accounted for as equity, rather than as liabilities as had been our prior practice, after further consideration of the accounting for warrants and other derivative securities under Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”) and after entering into the Amended and Restated Clarification Agreement and amendments to the Purchase Option agreements described below.

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

The Purchase Option agreements provided for us to register the shares underlying the Purchase Option and the Warrants included therein, and included a provision for the payment of damages to the underwriters in the event we are unable to deliver the securities underlying the Units to the underwriters. Under EITF No. 00-19, we assumed that the Purchase Option could give rise to our ultimately having to net-cash settle the options, thereby necessitating the treatment of the Purchase Option as a liability. On December 15, 2006, we amended the Purchase Option agreements to clarify the original intent of the Purchase Option agreements. The amendments clarify that while we are required to use our best efforts to maintain the effectiveness of a registration statement covering the securities issuable upon exercise, the holder of the Purchase Option is not entitled to receive a net-cash settlement or damages in the event there is no effective registration statement covering the securities issuable upon exercise. Furthermore, the holder of the Purchase Option is not entitled to exercise the Purchase Option or the Warrants underlying the Purchase Option unless a registration statement covering the securities underlying the Purchase Option is effective or an exemption from registration is available. Accordingly, the Purchase Option and underlying Warrants will expire unexercised and unredeemed if there is no effective registration statement covering the securities issuable upon exercise. Therefore, we have determined that the Purchase Option should not be classified as a liability, but rather should be accounted for as equity.

The previously issued unaudited financial statements in our Quarterly Report on Form 10-QSB/A filed on October 13, 2006 presented the fair value of the Warrants and the Purchase Option as liabilities and the related changes in valuations were included in operations, and should no longer be relied upon. The financial statements as of March 31, 2006 have been restated to account for the Warrants and the Purchase Option as equity. The changes to the March 31, 2006 reported financial statements were as follows:

	March 31, 2006
	As Previously Reported	As Restated

Assets	$45,067,412	$45,067,412
Liabilities	$11,862,627	$1,164,027
Common stock subject to conversion	$8,657,910	$8,657,910
Stockholders’ equity	$24,546,875	$35,245,475

	Period from July 13, 2005 (inception) to March 31, 2006		Three Months Ended March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Loss from derivative liabilities:
Warrants	$(1,265,600)	—	$(1,265,600)	—
UPO	$(118,000)	—	$(118,000)	—
Pre-tax income (loss)	$(1,231,702)	$151,898	$(1,229,250)	$154,350
Provision for income taxes	$(57,195)	$(57,195)	$(57,195)	$(57,195)
Net income (loss)	$(1,288,897)	$94,703	$(1,286,445)	$97,155

Weighted average shares
Basic	3,641,398	3,641,398	7,345,000	7,345,000

Earnings (loss) per share
Basic	$(0.35)	$0.03	$(0.18)	$0.01

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

Net income of $97,155 reported for the quarter ended March 31, 2006 resulted primarily from investment income on the trust account. We incurred $32,315 expense for professional fees, including legal and accounting services, $16,787 expense for director and officer liability insurance, $16,452 expense for a monthly administrative services agreement, $14,962 expense for franchise taxes, $7,051 expense for travel and entertainment, $2,586 for other expenses and $57,195 of income taxes. Investment income on the trust account during the period was $244,503. This excludes $65,955 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. At March 31, 2006, we had cash outside of the trust fund of $1,023,035, prepaid expenses of $131,463 and accounts payable and accrued expenses of $315,242 (including $260,586 of costs deferred in connection with the acquisition of the U.S. mutual fund business of ABN AMRO). Until we enter into a business combination, we will not have revenues other than interest income, and will continue to incur expenses relating to identifying a target business to acquire.

Net income of $94,703 reported for the period from July 13, 2005 (inception) to March 31, 2006 resulted primarily from investment income on our trust account. We incurred of $32,315 expense for professional fees, including legal and accounting services, $16,787 expense for director and officer liability insurance, $16,452 expense for a monthly administrative services agreement, $16,958 expense for franchise taxes, $7,051 expense for travel and entertainment, $3,042 for other expenses and $57,195 of income taxes. Investment income on the trust fund during the period was $244,503. This excludes $65,955 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees.

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

HIGHBURY FINANCIAL INC.

Date: December 22, 2006	By:	/s/ Richard S. Foote
Richard S. Foote
President and Chief Executive Officer (Principal Executive Officer)

Date: December 22, 2006	By:	/s/ R. Bradley Forth
R. Bradley Forth
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
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