Form 10QSB/A
period 2006-06-30
HIGHBURY FINANCIAL INC
filed 2006-12-22
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 3
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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 3 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on August 14, 2006. We are filing this Form 10-QSB/A to restate our financial statements for the quarter ended June 30, 2006 to remove non-operating losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and the units sold in the Private Placement immediately prior to the initial public offering and (2) the option to purchase units consisting of one share and two warrants to purchase one additional share (including the shares of common stock and Warrants embedded in such option), issued to ThinkEquity Partners LLC and EarlyBirdCapital, Inc. in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock and the purchase option as liabilities. After further review, the Company has determined that these instruments should have been classified as equity. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-QSB/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for the second quarter of 2006 giving effect to the restated information see “Restatement” at Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Note 3 to our Financial Statements.

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

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of June 30, 2006. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our June 30, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of August 14, 2006 (the original filing date of the June 30, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our June 30, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the June 30, 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Balance Sheets

	Restated June 30, 2006	December 31, 2005
	(unaudited)
Current assets:
Cash	$566,986	$36,902
Investments in Trust Account (Notes 2, 4)	43,890,907	-
Prepaid expenses	105,355	-
Total current assets	44,563,248	36,902

Deferred registration costs (Note 2)	—	483,492
Deferred acquisition costs (Note 2)	756,965	—
Deferred income taxes (Notes 2, 8)	128,175	—

Total assets	$45,448,388	$520,394

Current liabilities:
Accounts payable and accrued expenses	$496,608	$427,846
Income taxes payable	68,185	—
Deferred underwriting fees (Note 6)	673,333	—
Deferred investment income (Note 2)	112,795	—
Notes payable, stockholders (Note 7)	—	70,000
Total current liabilities	1,350,921	497,846

Common stock, subject to possible conversion, 1,548,666 shares at conversion value (Note 2)	8,657,910	—

Stockholders' equity (Notes 2, 3, 4, 5, 6, 9):
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—

Common stock, $.0001 par value, authorized 50,000,000 shares; issued and outstanding 9,635,000 shares (which includes 1,548,666 subject to possible conversion) and 1,725,000, respectively	964	173
Additional paid-in capital	35,149,808	24,827
Ddeficit accumulated during the development stage	288,785	(2,452)
Total stockholders' equity	35,439,557	22,548

Total liabilities and stockholders' equity	$45,448,388	$520,394

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

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statement of Stockholders' Equity
(as restated)

				Deficit Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Sale of 1,725,000 shares of common stock to initial stockholders on August 1, 2005 at $0.0145 per share (Note 5)	1,725,000	$173	$24,827	$-	$25,000
Net loss for the period	—	—	—	(2,452)	(2,452)
Balance at December 31, 2005	1,725,000	$173	$24,827	$(2,452)	$22,548

Unaudited:

Sale of 166,667 units in a private placement	166,667	17	999,985	—	1,000,002

Sale of 7,743,333 units, net of underwriters' discount and offering expenses (includes 1,548,666 shares subject to possible conversion)	7,743,333	774	42,782,806	—	42,783,580

Proceeds subject to possible conversion of 1,548,666 shares	—	—	(8,657,910)	—	(8,657,910)
Proceeds from issuance of option	—	—	100	—	100
Net income for the period	—	—	—	291,237	291,237
Balance at June 30, 2006	9,635,000	$964	$35,149,808	$288,785	$35,439,557

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statements of Cash Flows

	Restated	Restated Period from
	Six Months	July 13, 2005
	Ended	(inception) to
	June 30, 2006	June 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income for the period	$291,237	$288,785

Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) / decrease in deferred taxes	(128,175)	(128,175)

Changes in operating assets and liabilities:
(Increase) / decrease in trust account	(601,340)	(601,340)
(Increase) / decrease in prepaid expenses	(105,355)	(105,355)
Increase / (decrease) in accounts payable and accrued expenses	(262,809)	(260,357)
Increase / (decrease) in deferred investment income	112,795	112,795
Increase / (decrease) in income taxes payable	68,185	68,185
Net cash used in operating activities	(625,462)	(625,462)

Cash flows from investing activities:
Cash held in trust fund	(43,289,567)	(43,289,567)
Net cash used in investing activities	(43,289,567)	(43,289,567)

Cash flows from financing activities:
Proceeds from sale of shares of common stock and warrants	47,460,000	47,485,000
Proceeds from issuance of option	100	100
Proceeds from notes payable, stockholders	—	70,000
Payments of notes payable, stockholders	(70,000)	(70,000)
Payment of costs of public offering	(2,944,987)	(3,003,085)
Net cash provided by financing activities	44,445,113	44,482,015

Net increase in cash	530,084	566,986
Cash at beginning of period	36,902	—
Cash at end of period	$566,986	$566,986

Supplemental schedule of non-cash financing activities:
Accrual of costs of acquisition	$756,965	$756,965
Accrual of deferred underwriting fees	673,333	673,333

Supplemental disclosure of cash flow information:
Cash paid for taxes	$232,146	$232,146

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

The previously issued unaudited June 30, 2006 financial statements presented the fair value of the warrants and the unit purchase option as liabilities and the related changes in valuations were included in operations. The financial statements as of June 30, 2006 have been restated to account for the Warrants and the unit purchase option as equity. The changes to the June 30, 2006 financial statements were as follows:

	June 30, 2006
	As Previously Reported	As Restated
Assets	$45,448,388	$45,448,388
Liabilities	$16,376,921	$1,350,921
Common stock subject to conversion	$8,657,910	$8,657,910
Stockholders’ equity	$20,413,557	$35,439,557

Highbury Financial Inc. and Subsidiary
(a corporation in the development stage)

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006		Period from July 13, 2005 (inception) to June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Loss from derivative liabilities:
Warrants	$(4,271,400)	-	$(5,537,000)	-	$(5,537,000)	-
Underwriters’ purchase option	$(56,000)	-	$(174,000)	-	$(174,000)	-
Pre-tax income (loss)	$(4,020,503)	$306,897	$(5,249,753)	$461,247	$(5,252,205)	$458,795
Provision for income taxes	$(112,815)	$(112,815)	$(170,010)	$(170,010)	$(170,010)	$(170,010)
Net income (loss)	$(4,133,318)	$194,082	$(5,419,763)	$291,237	$(5,422,215)	$288,785

Weighted average shares
Basic	9,635,000	9,635,000	8,502,722	8,502,722	5,190,881	5,190,881

Earnings (loss) per share
Basic	$(0.43)	$0.02	$(0.64)	$0.03)	$(1.04)	$0.06

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

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes for the six months ended June 30, 2006 is as follows:

Statutory federal income tax rate	34.0%
State tax net of federal benefit	3.1
Reversal of valuation allowance	(.2)
Effective income tax rate	36.9%

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

The previously issued unaudited June 30, 2006 financial statements in our Quarterly Report on Form 10-QSB/A filed on October 13, 2006 presented the fair value of the Warrants and the Purchase Option as liabilities and the related changes in valuations were included in operations, and should not be relied upon. The financial statements as of June 30, 2006 have been restated to account for the Warrants and the Purchase Option as equity. The changes to the June 30, 2006 financial statements were as follows:

	June 30, 2006
	As Previously Reported	As Restated

Assets	$45,448,388	$45,448,388
Liabilities	$16,376,921	$1,350,921
Common stock subject to conversion	$8,657,910	$8,657,910
Stockholders’ equity	$19,813,557	$35,439,557

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006		Period from July 13, 2005 (inception) to June 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Loss from derivative liabilities:
Warrants	$(4,271,400)	-	$(5,537,000)	-	$(5,537,000)	-
Underwriters’ purchase option	$(56,000)	-	$(174,000)	-	$(174,000)	-
Pre-tax income (loss)	$(4,020,503)	$306,897	$(5,249,753)	$461,247	$(5,252,205)	$458,795
Provision for income taxes	$(112,815)	$(112,815)	$(170,010)	$(170,010)	$(170,010)	$(170,010)
Net income (loss)	$(4,133,318)	$194,082	$(5,419,763)	$291,237	$(5,422,215)	$288,785

Weighted average shares
Basic	9,635,000	9,635,000	8,502,722	8,502,722	5,190,881	5,190,881

Earnings (loss) per share
Basic	$(0.43)	$0.02	$(0.64)	$0.03	$(1.04)	$0.06

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

Net income of $194,082 reported for the quarter ended June 30, 2006 resulted primarily from investment income on the trust account. We incurred $76,639 expense for professional fees, including legal, accounting and investor relations services, $22,958 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $15,063 expense for franchise taxes, $18,435 expense for travel and entertainment, $14,926 for other expenses and $112,812 of income taxes. Investment income on the trust account during the period was $474,042. This excludes $46,840 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $3,376.

Net income of $291,237 reported for the six month period ended June 30, 2006 resulted primarily from investment income on the trust account. We incurred $108,954 expense for professional fees, including legal, accounting and investor relations services, $39,745 expense for director and officer liability insurance, $38,952 expense for a monthly administrative services agreement, $30,025 expense for franchise taxes, $25,486 expense for travel and entertainment, $17,512 for other expenses and $170,010 of income taxes. Investment income on the trust account during the period was $718,545. This excludes $112,795 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $3,376.

Net income of $288,785 reported for the period from July 13, 2005 (inception) through June 30, 2006 resulted primarily from investment income on the trust account. We incurred $108,954 expense for professional fees, including legal, accounting and investor relations services, $39,745 expense for director and officer liability insurance, $38,952 expense for a monthly administrative services agreement, $32,021 expense for franchise taxes, $25,486 expense for travel and entertainment, $17,968 for other expenses and $170,010 of income taxes. Investment income on the trust account during the period was $718,545. This excludes $112,795 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $3,376.

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