Form 10QSB/A
period 2006-09-30
HIGHBURY FINANCIAL INC
filed 2006-12-22
CIK 1335249

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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment Number 1 to our Quarterly Report on Form 10-QSB which was originally filed with the Securities and Exchange Commission (‘‘SEC’’) on November 14, 2006. We are filing this Form 10-QSB/A to restate our financial statements for the quarter ended September 30, 2006 to remove non-operating losses related to the classification of and accounting for: (1) the warrants to purchase common stock associated with the units sold at the initial public offering of the Company and the units sold in the private placement immediately prior to the initial public offering and (2) the option to purchase units consisting of one share and two warrants to purchase one additional share (including the shares of common stock and warrants to purchase common stock embedded in such option), issued to ThinkEquity Partners LLC and EarlyBirdCapital, Inc. in connection with the initial public offering. The Company had previously classified the value of these warrants to purchase common stock and the unit purchase option as liabilities. After further review, the Company has determined that these instruments should have been classified as equity. Except as otherwise stated, all financial information contained in this Quarterly Report on Form 10-QSB/A gives effect to these restatements. For information concerning the background of the restatements, the specific adjustments made, and management’s discussion and analysis of our results of operations for the first quarter of 2006 giving effect to the restated information see “Restatement” at Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Note 3 to our Financial Statements.

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

For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 10-QSB which was prepared and relates to the Company as of September 30, 2006. However, this Form 10-QSB/A only amends and restates the Items described above to reflect the effects of the restatement and no attempt has been made to modify or update other disclosures presented in our September 30, 2006 Form 10-QSB. Accordingly, except for the foregoing amended information, this Form 10-QSB/A continues to speak as of November 14, 2006 (the original filing date of the September 30, 2006 Form 10-QSB), and does not reflect events occurring after the filing of our September 30, 2006 Form 10-QSB and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the September 30, 2006 Form 10-QSB have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-QSB/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the original filing.

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Balance Sheets

	December 31, 2005	Restated September 30, 2006
		(unaudited)
Current assets:
Cash	$36,902	$470,088
Cash in Trust Account (Notes 2, 4)	-	44,424,493
Prepaid expenses	-	78,795
Total current assets	36,902	44,973,376

Deferred registration costs (Note 2)	483,492	-
Deferred acquisition costs (Note 2)	-	1,136,422
Deferred income taxes (Notes 2, 8)	-	204,018
Total assets	$520,394	$46,313,816

Current liabilities:
Accounts payable and accrued expenses	$427,846	$894,445
Income taxes payable	-	262,366
Deferred underwriting fees (Note 6)	-	673,333
Deferred investment income (Note 2)	-	185,192
Notes payable, stockholders (Note 7)	70,000	-
Total current liabilities	497,846	2,015,336

Common stock, subject to possible conversion, 1,548,666 shares at conversion value (Note 2)	-	8,657,910

Stockholders' equity (Notes 2, 3, 4, 5, 6, 9):
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; issued and outstanding 9,635,000 shares (which includes 1,548,666 subject to possible conversion)and 1,725,000, respectively	173	964
Additional paid-in capital	24,827	35,149,808
Income (deficit) accumulated during the development stage	(2,452)	489,798
Total stockholders' equity	22,548	35,640,570

Total liabilities and stockholders' equity	$520,394	$46,313,816

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statements of Operations

	Period from July 13, 2005 (inception) to September 30, 2005	Restated Three Months Ended September 30, 2006	Restated Nine Months Ended September 30, 2006	Restated Period from July 13, 2005 (inception) to September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Professional fees	$-	$(60,619)	$(169,573)	$(169,573)
D&O insurance	-	(22,958)	(62,703)	(62,703)
Administrative fees	-	(22,500)	(61,452)	(61,452)
Franchise taxes	-	(15,374)	(45,399)	(47,395)
Travel and entertainment	-	(7,810)	(33,296)	(33,296)
Other expenses	(456)	(18,388)	(35,900)	(36,356)
Total expenses	(456)	(147,649)	(408,323)	(410,775)
Operating loss	(456)	(147,649)	(408,323)	(410,775)

Non-operating income:
Interest income	-	5,812	9,188	9,188
Investment income	-	461,190	1,179,735	1,179,735
Total non-operating income	-	467,002	1,188,923	1,188,923

Income before provision for income taxes	(456)	319,353	780,600	778,148

(Provision)/benefit for income taxes (Note 8):
Current	-	(194,181)	(492,366)	(492,366)
Deferred	-	75,841	204,016	204,016
Net income / (loss) for the period	$(456)	$201,013	$492,250	$489,798

Weighted average shares outstanding, basic and diluted	1,725,000	9,635,000	8,859,469	6,111,734
Net income / (loss) per share, basic and diluted	$(0.00)	$0.02	$0.06	$0.08

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statement of Stockholders' Equity
(as restated)

	Common Stock		Additional Paid-In	Income (Deficit) Accumulated During the Development
	Shares	Amount	Capital	Phase	Total

Sale of 1,725,000 shares of common stock to initial stockholders on August 1, 2005 at $0.0145 per share (Note 5)	1,725,000	$173	$24,827	$-	$25,000

Net loss for the period	-	-	-	(2,452)	(2,452)

Balance at December 31, 2005	1,725,000	$173	$24,827	$(2,452)	$22,548

Unaudited:

Sale of 166,667 units in a private placement	166,667	17	999,985	-	1,000,002

Sale of 7,743,333 units, net of underwriters' discount and offering expenses (includes 1,548,666 shares subject to possible conversion)	7,743,333	774	42,782,806	-	42,783,580

Proceeds subject to possible conversion of 1,548,666 shares	-	-	(8,657,910)	-	(8,657,910)

Proceeds from issuance of option	-	-	100	-	100

Net income for the period	-	-	-	492,250	492,250

Balance at September 30, 2006	9,635,000	$964	$35,149,808	$489,798	$35,640,570

See Notes to unaudited condensed consolidated financial statements

Highbury Financial Inc. and Subsidiary
(a company in the development stage)

Condensed Consolidated Statements of Cash Flows

	Period from July 13, 2005 (inception) to September 30, 2005	Restated Nine Months Ended September 30, 2006	Restated Period from July 13, 2005 (inception) to September 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income / (loss) for the period	$(456)	$492,250	$489,798

Adjustments to reconcile net income to net cash used in operating activities:
(Increase) / decrease in deferred taxes	-	(204,018)	(204,018)

Changes in operating assets and liabilities:
(Increase) / decrease in trust account	-	(1,134,926)	(1,134,926)
(Increase) / decrease in prepaid expenses	-	(78,795)	(78,795)
Increase / (decrease) in accounts payable and accrued expenses	456	139,612	142,064
Increase / (decrease) in deferred investment income	-	185,192	185,192
Increase / (decrease) in income taxes payable	-	262,366	262,366
Net cash used in operating activities	-	(338,319)	(338,319)

Cash flows from investing activities:
Cash held in trust fund	-	(43,289,567)	(43,289,567)
Payment of costs of the acquisition	-	(384,041)	(384,041)
Net cash used in investing activities	-	(43,673,608)	(43,673,608)

Cash flows from financing activities:
Proceeds from sale of shares of common stock	25,000	47,460,000	47,485,000
Proceeds from issuance of option	-	100	100
Proceeds from notes payable, stockholders	70,000	-	70,000
Payments of notes payable, stockholders	-	(70,000)	(70,000)
Payment of costs of public offering	(48,748)	(2,944,987)	(3,003,085)
Net cash provided by financing activities	46,252	44,445,113	44,482,015

Net increase in cash	46,252	433,186	470,088
Cash at beginning of period	-	36,902	-
Cash at end of period	$46,252	$470,088	$470,088

Supplemental schedule of non-cash investing activities:
Accrual of costs of acquisition	$-	$752,381	$752,381

Supplemental schedule of non-cash financing activities:
Accrual of costs of public offering	$156,635	$-	$-
Accrual of deferred underwriting fees	-	673,333	673,333

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$232,146	$232,146

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

The holder of the unit purchase option is not entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. On December 15, 2006, the Company entered into Amended Unit Purchase Options which clarifies that the option and underlying Warrants will expire unexercised and unredeemed if there is no effective registration statement covering the securities issuable upon exercise. In addition, there are no circumstances under which the Company is required to net cash settle the purchase option or the underlying Warrants.

The previously issued unaudited September 30, 2006 financial statements presented the fair value of the Warrants and the unit purchase option as liabilities and the related changes in valuations were included in operations. The financial statements as of September 30, 2006 have been restated to account for the Warrants and the unit purchase option as equity. The changes to the September 30, 2006 financial statements were as follows:

	September 30, 2006
	As Previously Reported	As Restated
Assets	$46,313,816	$46,313,816
Liabilities	$16,783,136	$2,015,336
Common stock subject to conversion	$8,657,910	$8,657,910
Stockholders’ equity	$20,872,770	$35,640,570

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006		Period from July 13, 2005 (inception) to September 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Gain / (Loss) from derivative liabilities:
Warrants	$158,200	$-	$(5,378,800)	$-	$(5,378,800)	$-
Underwriters’ purchase option	$100,000	$-	$(74,000)	$-	$(74,000)	$-
Pre-tax income (loss)	$577,553	$319,353	$(4,672,200)	$780,600	$(4,674,652)	$778,148
Provision for income taxes	$(118,340)	$(118,340)	$(288,350)	$(288,350	$(288,350)	$(288,350)
Net income (loss)	$459,213	$201,013	$(4,960,550)	$492,250	$(4,963,002)	$489,798

Weighted average shares
Basic	9,635,000	9,635,000	8,859,469	8,859,469	6,111,734	6,111,734

Earnings (loss) per share
Basic	$0.05	$0.02	$(0.56)	$0.06	$(0.81)	$0.08

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

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes for the nine months ended September 30, 2006 is as follows:

Statutory federal income tax rate	34.0%
State tax net of federal benefit	3.1
Reversal of valuation allowance	(0.2)
Effective income tax rate	36.9%

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

Restatement

In consultation with our independent registered accounting firm, Goldstein Golub Kessler LLP (“GGK”), we determined on December 18, 2006, that we needed to reclassify certain liabilities in our financial statements which relate to the warrants issued as part of the units sold in our initial public offering and the private placement immediately preceding our initial public offering (the “Warrants”) and the unit purchase option issued to the underwriters in our initial public offering (including the shares and Warrants imbedded in the option) (the “Purchase Option”). We arrived at our conclusions that the Warrants and Purchase Option should be accounted for as equity, rather than as liabilities as had been our prior practice, after further consideration of the accounting for warrants and other derivative securities under Emerging Issues Task Force No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”(“EITF No. 00-19”) and after entering into the Amended and Restated Clarification Agreement and amendments to the Purchase Option agreements described below.

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

The Purchase Option agreements provide for us to register the shares underlying the Purchase Option and the Warrants included therein, and included a provision for the payment of damages to the underwriters in the event we are unable to deliver the securities underlying the Units to the underwriters. Under EITF No. 00-19, we assumed that the Purchase Option could give rise to our ultimately having to net-cash settle the options, thereby necessitating the treatment of the Purchase Option as a liability. On December 15, 2006, we amended the Purchase Option agreements to clarify the original intent of the Purchase Option agreements. The amendments clarify that while we are required to use our best efforts to maintain the effectiveness of a registration statement covering the securities issuable upon exercise, the holder of the Purchase Option is not entitled to receive a net-cash settlement or damages in the event there is no effective registration statement covering the securities issuable upon exercise. Furthermore, the holder of the Purchase Option is not entitled to exercise the Purchase Option or the Warrants underlying the Purchase Option unless a registration statement covering the securities underlying the Purchase Option is effective or an exemption from registration is available. Accordingly, the Purchase Option and underlying Warrants will expire unexercised and unredeemed if there is no effective registration statement covering the securities issuable upon exercise. Therefore, we have determined that the Purchase Option should not be classified as a liability, but rather should be accounted for as equity.

The previously issued unaudited September 30, 2006 financial statements in our Quarterly Report on Form 10-QSB filed on November 14, 2006, presented the fair value of the Warrants and the Purchase Option as liabilities and the related changes in valuations were included in operations. The financial statements as of September 30, 2006 have been restated toaccount for the Warrants and the Purchase Option as equity. The changes to the September 30, 2006 financial statements were as follows:

	September 30, 2006
	As Previously Reported	As Restated
Assets	$46,313,816	$46,313,816
Liabilities	$16,783,136	$2,015,336
Common stock subject to conversion	$8,657,910	$8,657,910
Stockholders’ equity	$20,872,770	$35,640,570

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006		Period from July 13, 2005 (inception) to September 30, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Gain / (Loss) from derivative liabilities:
Warrants	$158,200	$-	$(5,378,800)	$-	$(5,378,800)	$-
Underwriters’ purchase option	$100,000	$-	$(74,000)	$-	$(74,000)	$-
Pre-tax income (loss)	$577,553	$319,353	$(4,672,200)	$780,600	$(4,674,652)	$778,148
Provision for income taxes	$(118,340)	$(118,340)	$(288,350)	$(288,350)	$(288,350)	$(288,350)
Net income (loss)	$459,213	$201,013	$(4,960,550)	$492,250	$(4,963,002)	$489,798

Weighted average shares
Basic	9,635,000	9,635,000	8,859,469	8,859,469	6,111,734	6,111,734

Earnings (loss) per share
Basic	$0.05	$0.02	$(0.56)	$0.06	$(0.81)	$0.08

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

Net income of $201,013 reported for the quarter ended September 30, 2006 resulted primarily from investment income on our trust account. We incurred $60,619 expense for professional fees, including legal, accounting and investor relations services, $22,958 expense for director and officer liability insurance, $22,500 expense for a monthly administrative services agreement, $15,375 expense for franchise taxes, $7,810 expense for travel and entertainment, $18,388 for other expenses and $118,339 of income taxes. Investment income on the trust account during the period was $461,190. This excludes $72,397 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $5,812.

Net income of $492,250 reported for the nine month period ended September 30, 2006 resulted primarily from investment income on our trust account. We incurred $169,573 expense for professional fees, including legal, accounting and investor relations services, $62,703 expense for director and officer liability insurance, $61,452 expense for a monthly administrative services agreement, $45,399 expense for franchise taxes, $33,296 expense for travel and entertainment, $35,900 for other expenses and $288,350 of income taxes. Investment income on the trust account during the period was $1,179,735. This excludes $185,192 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $9,188.

Net income of $489,798 reported for the period from July 13, 2005 (inception) through September 30, 2006 resulted primarily from investment income on our trust account. We incurred $169,573 expense for professional fees, including legal, accounting and investor relations services, $62,703 expense for director and officer liability insurance, $61,452 expense for a monthly administrative services agreement, $47,395 expense for franchise taxes, $33,296 expense for travel and entertainment, $36,356 for other expenses and $288,350 of income taxes. Investment income on the trust account during the period was $1,179,735. This excludes $185,192 of investment income we deferred in connection with our common stock subject to conversion and the deferred underwriting fees. Interest income on the cash balance held outside the trust account was $9,188.

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

Off-Balance Sheet Arrangements

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

ITEM 5. OTHER INFORMATION

On November 9, 2006, we entered into a new credit agreement with City National Bank which amended and restated our initial credit agreement with City National Bank, dated August 21, 2006, to amend the definitions of debt and net worth to exclude the effects of our prior classification of the values of our outstanding common stock warrants and the underwriters’ unit purchase option as liabilities. For more information on our credit facility, see Item 2 of Part I of this Quarterly Report on Form 10-QSB/A.

ITEM 6. EXHIBITS

(a) Exhibits:

	Exhibit Number	Description of Document
	10.1	Credit Agreement, dated as of November 9, 2006, between City National Bank and Highbury Financial Inc.**
	31.1	Section 302 Certification by CEO.*
	31.2	Section 302 Certification by CFO.*
	32	Section 906 Certification by CEO and CFO.*
** Previously filed.
* Filed herewith.

(b) Reports on Form 8-K:

Date	Items	Financial Statements
August 24, 2006	1.01, 2.03, 9.01
August 25, 2006	1.01, 2.03, 9.01
September 7, 2006	7.01, 9.01
October 13, 2006	7.01, 9.01
October 13, 2006	4.02
October 13, 2006	8.01, 9.01	For the Periods from July 13, 2005 (inception) to January 31, 2006, and from January 1, 2006 to January 31, 2006 and from July 13, 2005 (inception) to December 31, 2005.
October 13, 2006	8.01, 9.01	Balance Sheets as of February 3, 2006 (unaudited) and January 31, 2006.
October 26, 2006	7.01, 9.01

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBURY FINANCIAL INC.
Dated: December 22, 2006

By: /s/ Richard S. Foote
Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: December 22, 2006

By: /s/ R. Bradley Forth
R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Credit Agreement, dated as of November 9, 2006, between City National Bank and Highbury Financial Inc.**
31.1	Section 302 Certification by CEO.*
31.2	Section 302 Certification by CFO.*
32	Section 906 Certification by CEO and CFO.*
** Previously filed.
* Filed herewith.