Form 10-K
period 2006-12-31
HIGHBURY FINANCIAL INC
filed 2007-03-23
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-51682

HIGHBURY FINANCIAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3187008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Eighteenth Street, Ste. 3000, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (303) 357-4802

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Title of Each Class:
Units consisting of one share of Common Stock, $.0001 par value per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2006, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $37,165,331, computed by reference to the closing sales price of such Common Stock on June 30, 2006, as reported on the OTC Bulleting Board. In determining the market value of the voting stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers, stockholders who acquired their shares of common stock prior to the Registrant’s initial public offering, and holders of more than 10% of the outstanding shares of common stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2007, there were 9,527,000 shares of common stock, $0.0001 per value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “contemplates,” “continues,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government actions relating to us;

•
changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management;

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and us;

•	changing conditions in global financial markets generally and in the equity markets particularly, and decline or lack of sustained growth in these markets;

•	our business strategy and plans;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	harm to our reputation;

•	fluctuations in customer demand;

•	management of rapid growth;

•	the impact of fund performance on redemptions;

•	changes in investors’ preference of investing styles;

•	changes in or loss of sub-advisers;

•	the impact of increased competition;

•	the results of future financing efforts;

•	the impact of future acquisitions or divestitures;

•	the relative and absolute investment performance of our investment products;

•	investment advisory agreements subject to termination or non-renewal;

•	a substantial reduction in fees received from third parties;

•	our success in finding or acquiring additional investment management firms on favorable terms and consummating acquisitions of investment management firms;

•	the ability to retain major clients;

•	the ability to attract and retain highly talented professionals;

•	significant limitations or failure of software applications;

•	expenses subject to significant fluctuations; and

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate, are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of such statements.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report. Except to the extent required by applicable laws and regulations, Highbury undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Unless otherwise provided in this Annual Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Highbury Financial Inc. and its subsidiary. References to Highbury refer solely to Highbury Financial Inc. and references to Aston refer solely to Aston Asset Management LLC, a subsidiary of Highbury.

PART I

ITEM 1.	BUSINESS

General

Highbury is an investment management holding company providing permanent capital solutions to mid-sized investment management firms. We pursue acquisition opportunities and seek to establish accretive partnerships with high quality investment management firms. Highbury’s strategy is to provide permanent equity capital to fund buyouts from corporate parents, buyouts of founding or departing partners, growth initiatives, or exit strategies for private equity funds. This strategy includes leaving material equity interests with management teams to align the interests of management and Highbury’s shareholders and, in general, does not include integrating future acquisitions, although Highbury may execute add-on acquisitions for its current or future affiliates. We seek to augment and diversify our sources of revenue by asset class, investment style, distribution channel, client type and management team. We intend to fund acquisitions with retained net income or the issuance of debt or equity.

Aston Business Strategy

Pursuant to the asset purchase agreement, dated as of April 20, 2006, referred to in this Annual Report on Form 10-K as the asset purchase agreement, among Highbury, Aston and ABN AMRO Asset Management Holdings, Inc., or AAAMHI, ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc., Montag & Caldwell, Inc., Tamro Capital Partners LLC, Veredus Asset Management LLC, and River Road Asset Management, LLC, collectively referred to herein as the sellers, on November 30, 2006, Highbury acquired substantially all of the sellers’ business of providing investment advisory, administration, distribution and related services to the U.S. mutual funds specified in the asset purchase agreement, referred to throughout this Annual Report on Form 10-K as the acquired business. Aston, a 65%-owned affiliate of Highbury, is a platform for internal growth and add-on acquisitions.

As of December 31, 2006, Aston managed approximately $5.7 billion in total assets, including mutual fund and separate account assets under management. Aston provides investment advisory services to the Aston Funds, a family of 20 no-load, open-end mutual funds with approximately $5.5 billion in client assets as of December 31, 2006. The mutual fund assets have historically grown internally, through market appreciation and net positive asset flows, from approximately $100 million in assets under management in 1993 to $7.3 billion at its peak in 2004, although since 2004 cumulative net redemptions have reduced the mutual fund assets to approximately $5.5 billion as of December 31, 2006. Aston also advises approximately $199 million of assets under management in separate accounts as of December 31, 2006.

Aston’s mutual fund platform is built upon providing advisory, sales, marketing, compliance, finance, operations, and administration resources to mutual funds using sub-advisers that produce institutional quality investment products. In managing historical growth and planning for future growth, the acquired business has been, and Aston will continue to be, guided by the following business strategies.

Maintain and Improve Investment Performance

The acquired business has a long-term record of achieving competitive, risk-adjusted returns on the mutual funds managed by its sub-advisers based on ratings from Morningstar. As of December 31, 2006, 12 of the 20 funds carried at least a three-star rating from Morningstar. These ratings are based on past performance, which may not be predictive of future results. Aston’s key strategy is to maintain and improve its investment performance by actively monitoring its sub-advisers to ensure consistent application of the specifically mandated investment philosophy and process while the sub-advisers actively manage Aston’s portfolios to achieve distinct balances of risk and reward. In terms of improving performance, Aston seeks to partner with additional investment managers with proven track records as well as provide additional support to its current sub-advisers in order to improve the sub-advisers’ ability to generate competitive returns while maintaining acceptable levels of risk for clients.

Morningstar Ratings TM are a standard performance measure used in the mutual fund industry to evaluate the relative performance of similar mutual funds. Aston believes that many investors rely heavily on Morningstar Ratings TM to select mutual funds in which to invest. As a result, Aston regularly uses Morningstar Ratings TM to evaluate the relative performance of its mutual funds. For each fund with at least a three-year history, Morningstar calculates a Morningstar Rating TM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund’s monthly performance (including the effects of sales charges, loads and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. (Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages.) The overall Morningstar Rating TM for a fund is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar Rating TM metrics.

Selectively Expand Aston’s Investment Strategies

Since the introduction of its first equity funds in 1993, the acquired business has expanded its product offerings to include multiple strategies within the equity and fixed income asset classes. Historically, Aston has entered into sub-advisory agreements with qualified sub-advisers to create new products in response to demand in the market. Aston intends to continue to expand selectively its investment strategies where it believes the application of its core competencies and process can produce attractive risk-adjusted returns. Aston believes that by doing so it can enhance its ability to increase assets under management as well as augment and further diversify its sources of revenue.

Selectively Expand Aston’s Products and Distribution Relationships

Aston strives to develop investment products and distribution channels that best deliver its strategies to clients of the Aston Funds. It seeks continued opportunities to expand its investment products and relationships for the delivery of these products. The combination of capacity and established investment performance track records creates potential to drive future growth. For example, Aston’s client relationship management team continuously identifies sources of demand for the funds working closely with a broad network of consultants and financial planners and providing information regarding Aston’s investment strategies and performance. Aston also continuously expands existing relationships and initiates new relationships within a variety of channels for mutual funds, including 401(k) platforms, fund supermarkets, broker dealers and financial planners. These third party distribution resources support a variety of defined contribution plans and independent financial advisers with demand for the institutional quality institutional investment styles of Aston.

Aston’s sales force includes 18 wholesalers which provide Aston with national distribution for new and existing products. Aston’s status as an independent, open-architecture platform enables it to incubate new products with a variety of investment management firms, regardless of their affiliations. Open-architecture refers to an investment platform that can distribute investment products that are advised or sub-advised by other firms. Previously, the sellers had generally limited new advisory relationships to affiliates of the sellers. Aston’s flexibility allows Aston to establish additional mutual funds and new product lines with a broad range of existing and new sub-advisers.

Aston is currently developing additional business lines that offer opportunities for growth. For example, Aston is building a separately managed account platform that had $199 million of assets under management as of December 31, 2006. In December 2006, Aston created a new fund, the Aston/Optimum Large Cap Opportunity Fund in partnership with Optimum Investment Advisors, LLC, the current sub-adviser to the Aston/Optimum Mid Cap Fund. The funds’ board of trustees has also approved the creation of a new mutual fund to be managed in the EAFE investment style. EAFE refers to investments in common stocks of companies located in Europe, Australia and the Far East. Aston intends to use its family of investment products and distribution resources to leverage its additional initiatives.

Build Aston as a Brand Name

The growth of the acquired business occurred under the Alleghany and the sellers’ brands. With the addition of the Aston brand, co-branded with outstanding institutional sub-advisers, Aston intends to build upon the historical success of the acquired business’ strategy to enhance the credibility, reputation and acceptance of the Aston brand name.

Selectively Pursue Accretive Acquisitions

We expect that prudent, accretive acquisitions will be a source of growth for Aston’s business in the future. Aston’s employees have substantial experience acquiring, integrating and managing investment management firms. Prior to the acquisition, Aston’s employees were involved in the acquisition or founding of six investment management firms over ten years and also founded the acquired business while at Alleghany Asset Management, Inc. These initiatives helped fuel the growth of Alleghany’s investment businesses from 1986 until its sale to ABN AMRO in 2001. In our efforts to pursue accretive acquisitions for Aston, Highbury may elect to finance transactions using one or more of the following sources: capital from Highbury, external debt, seller financing or contingent payments. Highbury also intends to seek acquisitions independent of Aston which may be funded by its revolving credit facility, other external borrowings, retained earnings (if any), additional equity and other sources of capital, including seller financing and contingent payments.

Assets Under Management

The acquired business’ funds have grown significantly over the past 14 years. On April 20, 2006, the date the asset purchase agreement was entered into, the funds had $6.1 billion of client assets under management. The largest amount of client assets under management of the acquired business at the end of any calendar quarter was $7.3 billion at the end of the second quarter of 2004. Mutual fund assets under management continued to decrease in 2006 as a result of net asset outflows. As of December 31, 2006, total mutual fund assets under management were $5.5 billion. Future net outflows and declines in the prices of securities would result in further decreases in assets under management. The following chart displays the historical growth since inception of the acquired business’ mutual fund assets under management (in billions) as of December 31 for each calendar year.

Investment Strategies

The following table describes Aston’s investment strategies within the equity and fixed income asset classes:

Asset Class	Assets Under Management at December 31, 2006 (in millions)	Description
Equity	$5,274	Invests in a range of U.S. and global companies of various market capitalizations under both growth and value disciplines
Fixed Income	180	Invests primarily in corporate and government bonds
Total	$5,454

Investment Products

Aston markets its investment services to its clients through a variety of funds designed to suit a client’s individual investment needs. The acquired business introduced its first mutual fund in 1993, and today Aston manages 20 no-load, open-end mutual funds, including 16 equity funds and four fixed income funds, with approximately $5.5 billion of mutual fund assets under management as of December 31, 2006. The open-architecture platform utilizes nine different entities to manage the funds. Most recently, Aston created a new fund, the Aston/Optimum Large Cap Opportunity Fund, in December 2006 in partnership with Optimum Investment Advisors, LLC, the current sub-adviser to the Aston/Optimum Mid Cap Fund. Aston also entered into sub-advisory agreements in November 2006 with Taplin, Canida & Habacht, Inc. and McDonnell Investment Management, LLC acting as advisors to three of Aston’s fixed income funds. The funds’ board of trustees has approved the creation of a new EAFE mutual fund. EAFE refers to investments in common stocks of companies located in Europe, Australia and the Far East. The following table sets forth the assets under management, and overall Morningstar Rating TM for each mutual fund managed as of December 31, 2006. These ratings are based on past performance, which may not be predictive of future results.

Fund	Inception	Assets Under Management (in millions)	Morningstar Category	Rating
Equity Funds:
Aston/Montag & Caldwell Growth	1994	$2,051	Large Growth	****
Aston/ABN AMRO Growth	1993	835	Large Growth	***
Aston/Optimum Mid Cap	1994	721	Mid-Cap Blend	***
Aston/Veredus Aggressive Growth	1998	443	Small Growth	*
Aston Value	1993	366	Large Value	***
Aston/TAMRO Small Cap	2000	294	Small Blend	****
Aston/River Road Small Cap Value	2005	280	Small Value	—
Aston/ABN AMRO Real Estate	1997	122	Specialty-Real Estate	***
Aston Balanced	1995	55	Moderate Allocation	**
Aston/Veredus Select Growth	2001	36	Large Growth	****
Aston/Montag & Caldwell Balanced	1994	29	Moderate Allocation	**
Aston/River Road Dynamic Equity	2005	21	Mid-Cap Value	—
Aston/TAMRO Large Cap Value	2000	16	Large Blend	****
Aston/Veredus SciTech	2000	4	Specialty-Technology	**
Aston/ABN AMRO Mid Cap Growth	2005	1	Mid-Cap Growth	—
Aston/Optimum Large Cap Opportunity	2006	0	—	—
Total Equity Funds		5,274
Fixed Income Funds:
Aston/TCH Fixed Income	1993	111	Intermediate-Term Bond	***
Aston/McDonnell Municipal Bond	1993	25	Muni National Intermediate	***
Aston/TCH Investment Grade Bond	1995	23	Short-Term Bond	****
Aston/ABN AMRO High Yield	2003	21	High Yield Bond	***
Total Fixed Income Funds		180
Total Funds		$5,454

Fees and Revenues

Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator, and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. The acquired business has guaranteed newly organized funds that their expenses will not exceed a specified percentage of their net assets during an initial operating period. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of December 31, 2006, Aston was reimbursing 14 mutual funds whose expenses exceed the applicable expense cap. These funds are Aston Value; Aston/TAMRO Small Cap; Aston/ABN AMRO Real Estate; Aston/Veredus Select Growth; Aston/Montag & Caldwell Balanced; Aston/River Road Dynamic Equity; Aston/TAMRO Large Cap Value; Aston/Veredus SciTech; Aston/ABN AMRO Mid Cap Growth; Aston/Optimum Large Cap Opportunity; Aston/TCH Fixed Income; Aston/McDonnell Municipal Bond; Aston/TCH Investment Grade Bond; and Aston/ABN AMRO High Yield.

Distribution

Each of the funds has a distinct investment objective that has been developed to provide a broad, comprehensive selection of investment opportunities. This strategy gives Aston access to many possible customers and distribution channels. Aston distributes the Aston Funds to individuals and institutions. While institutions may invest directly through Aston, individuals generally purchase shares through retail financial intermediaries. All Aston Funds are sold exclusively on a no-load basis, i.e., without a sales commission. No-load mutual funds offer investors a low-cost and relatively easy method of investing in a variety of stock and bond portfolios. Aston’s “N” class of fund shares is sold through financial intermediaries. Those “N” class shares incur an additional annual expense equal to 0.25% of the Fund’s assets under management which is payable to the financial intermediaries for distribution and recordkeeping. The institutional “I” class of fund shares, however, bears no such fee.

Aston pays all of the advertising and promotion expenses for the Aston Funds and receives reimbursement from the Aston Funds pursuant to a 12b-1 plan. This reimbursement mitigates, but does not completely offset, the advertising and promotion expenses. These costs include advertising and direct mail communications to potential fund shareholders as well as a substantial staff and communications capability to respond to investor inquiries. Marketing efforts have traditionally been focused on fee-based intermediaries, including due diligence teams, brokers, advisers, financial planners and consultants. The independent registered advisory channel as well as the 401(k) channel are a specific focus. In addition, Aston has a significant focus on marketing efforts toward participant-directed defined contribution plans such as 401(k) plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new investment offerings and the development and expansion of new marketing initiatives.

Technology and Intellectual Property

The day-to-day mutual fund technology of Aston is outsourced to PFPC, Inc., including fund accounting, sub-administration, custody and transfer agency functions. Sub-administration is the provision of services related to the administration of a mutual fund on an out-sourced basis. The business also utilizes a web based CRM system, which maintains contact information of both clients and prospects and is hosted by interlink ONE, Inc. Aston’s website is hosted by Sysys Corporation.

Competition

We face substantial competition in every aspect of our business. Competitive factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of client relationships. Fee competition also affects the business, as do compensation, administration, commissions and other expenses paid to intermediaries.

Performance and price are the principal methods of competition for Aston. Prospective clients and mutual fund shareholders will typically base their decisions on a fund’s ability to generate returns that exceed a market or benchmark index, i.e. its performance, and on its fees, or price. Individual mutual fund investors may also base their decision on the ability to access the mutual funds Aston manages through a particular distribution channel. Institutional clients are often advised by consultants who may include other factors in their decisions for these clients.

We compete with a large number of global and U.S. investment advisers, commercial banks, brokerage firms and broker-dealers, insurance companies and other financial institutions. There are approximately 900 domestic investment advisers that manage assets in excess of $1 billion according to Money Market Directories and, according to the Investment Company Institute, mutual fund managers in the United States manage more than $8.1 trillion in over 8,000 funds. Aston is considered a small to mid-sized investment advisory firm. Many competing firms are parts of larger financial services companies and attract business through numerous means including retail bank offices, investment banking and underwriting contacts, insurance agencies and broker-dealers. U.S. banks and insurance companies can now affiliate with securities firms. This permitted affiliation has accelerated consolidation within the investment advisory and financial services businesses. It has also increased the variety of competition for traditional investment advisory firms with businesses limited to investing assets on behalf of institutional and individual clients. Foreign banks and investment firms have also entered the U.S. investment advisory business, either directly or through partnerships or acquisitions. A number of factors serve to increase our competitive risks:

•	some of Aston’s competitors have greater capital and other resources, and offer more comprehensive lines of products and services than Aston;

•	consolidation within the investment management industry, and the securities industry in general, has served to increase the size and strength of a number of our competitors;

•
there are relatively few barriers to entry by new investment management firms, and the successful efforts of new entrants, including major banks, insurance companies and other financial institutions, have resulted in increased competition; and

•	other industry participants will from time to time seek to recruit Aston’s employees away from Aston.

These factors and others could reduce Aston’s revenues and earnings and materially adversely affect its business. If the funds have poor performance relative to their peers, they could lose existing clients and may be unable to attract new clients. These factors may place Aston at a competitive disadvantage, reduce its earnings and revenues, and materially adversely affect its business. Aston cannot be sure its strategies and efforts to maintain its existing assets and attract new business will be successful.

In order to grow the business, we must be able to compete effectively for assets under management. Specifically, the acquired business has historically competed principally on the basis of:

•	investment performance;

•	quality of service provided to clients;

•	brand recognition and business reputation;

•	continuity of client relationships and of assets under management;

•	continuity of its selling arrangements with intermediaries;

•	continuity of advisory or sub-advisory agreements with excellent managers;

•	the range of products offered;

•	level of fees and commissions charged for services; and

•	level of expenses paid to financial intermediaries related to administration and/or distribution.

The acquired business has succeeded in growing aggregate assets under management, and we believe that we will continue to be able to do so by focusing on investment performance and client service and by developing new products and new distribution capabilities.

Employees

Upon the consummation of the acquisition, Aston hired 36 full-time employees, including four in senior management and administration, six in marketing and communications, 18 in sales and sales management and eight in operations and compliance. All of these employees were employed by the acquired business or AAAMHI prior to the consummation of the acquisition.

Highbury currently has three executive officers, two of whom are also members of our board of directors. Highbury has no employees. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs.

Regulation

Virtually all aspects of our company are subject to extensive regulation in the United States at both the federal and state level. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under these laws and regulations, agencies that regulate investment advisers, such as us, have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures, and fines.

Aston is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, or the Investment Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our advisory business and our relationship with our clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, and recordkeeping, reporting and disclosure requirements. The Aston Funds are registered with the SEC under the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements on both the funds and their advisers. Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial term of up to two years. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of Aston or registered funds advised by Aston to comply with the requirements of the SEC could have a material adverse effect on us. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, Aston is subject to periodic examination by the SEC.

In response to recent scandals in the financial services industry regarding late trading, market timing and selective disclosure of portfolio information, various legislative and regulatory proposals are pending in or before, or have been adopted by, the U.S. Congress and the various regulatory agencies that supervise our operations, including the SEC. Additionally, the SEC, the NASD and other regulators, as well as Congress, are investigating certain practices within the mutual fund industry.

The SEC has also adopted new rules requiring every registered fund to adopt and implement written policies and procedures designed to detect and prevent violations of federal securities law, to review these policies annually for adequacy and effectiveness, and to designate a chief compliance officer reporting directly to the fund’s board of directors or trustees. Registered advisers must also adopt a written compliance program to ensure compliance with the Investment Advisers Act and appoint a chief compliance officer. These compliance programs were required to be in place by October 5, 2004. Some of these compliance rules, as well as other new disclosure requirements that have recently been adopted, are intended to deal with abuses in areas of late trading and market timing of mutual funds. These new rules require additional and more explicit disclosure of market timing policies and procedures, as well as that funds have formal procedures in place to comply with their representations regarding market timing policies.

These regulatory and legislative initiatives, to the extent enacted or adopted, could have a substantial impact on the regulation and operation of mutual funds and investment advisers and could adversely affect our manner of operation and profitability. See “Risk Factors - Risks Related to the Financial Services Industry and Aston” under Item 1A for more information about how these proposals may materially adversely affect our business.

We are subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and to regulations promulgated thereunder, insofar as Aston is a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business.

Available Information

Highbury makes available, free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after Highbury electronically files such material with, or furnishes it to, the Securities and Exchange Commission, or SEC. Reports may be viewed and obtained on the Company’s website, www.highburyfinancial.com.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

In addition to other information included in this Annual Report on Form 10-K, the following factors should be considered in evaluating our business and future prospects. If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and our stockholders could lose all or a part of their investment.

Risks Related to the Financial Services Industry and Aston

The financial services industry faces substantial regulatory risks and we may experience reduced revenues and profitability if our services are not regarded as compliant with the regulatory regime.

The financial services industry is subject to extensive regulation. Many regulators, including U.S. government agencies and self-regulatory organizations, as well as state securities commissions and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censure, fine, the issuance of cease-and-desist orders, prohibitions against engaging in some lines of business or the suspension or expulsion of an investment adviser. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and not to protect our stockholders.

Governmental and self-regulatory organizations, including the SEC, the NASD and national securities exchanges such as the New York Stock Exchange, impose and enforce regulations on financial services companies. The types of regulations to which investment advisers and managers are subject are extensive and include, among other things: recordkeeping, fee arrangements, client disclosure, custody of customer assets, and the conduct of officers and employees.

The regulatory environment in which we operate is also subject to modifications and further regulations. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us also may adversely affect our business, and our ability to function in this environment depends on our ability to constantly monitor and react to these changes. For example, the growing trend of separating the fees mutual fund managers pay brokerage firms for investment research from brokerage commissions may trigger restrictions under the Investment Advisers Act of 1940.

We may face legal liability that may result in reduced revenues and profitability.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services firms has been increasing. Aston’s investment advisory contracts include provisions designed to limit our exposure to legal claims relating to services, but these provisions may not protect us or may not be adhered to in all cases. We may also be subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. The risk of significant legal liability is often difficult to assess or quantify and its existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant harm to our reputation, which could seriously harm our business.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

We face strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than we offer, which could lead to pricing pressures that could have a material adverse affect on our revenue and profitability.

We compete with other firms - both domestic and foreign - in a number of areas, including the quality of our employees, transaction execution, products and services, innovation, reputation and price. We may fail to attract new business and may lose clients if, among other reasons, we are not able to compete effectively. We also face significant competition as a result of a recent trend toward consolidation in the investment management industry. In the past several years, there has been substantial consolidation and convergence among companies in this industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products such as loans, deposit-taking and insurance, brokerage, investment management and investment banking services, which may enhance their competitive positions. They also have the ability to support investment management activity with commercial banking, investment banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure on our business. The passage of the Gramm-Leach-Bliley Act in 1999 reduced barriers to large institutions’ providing a wide range of financial services products and services. We believe, in light of increasing industry consolidation and the regulatory overhaul of the financial services industry, that competition will continue to increase from providers of financial services products.

The investment advisory fees we receive may decrease in a market or general economic downturn, which would decrease our revenues and net income.

Because we are in the investment advisory business, our net income and revenues are likely to be subject to wide fluctuations, reflecting the effect of many factors on our assets under management, including: general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. These and other factors subject us to an increased risk of asset volatility.

As an investment management firm, our business could be expected to generate lower revenue in a market or general economic downturn. The investment advisory fees we receive are based on the market value of the assets under management. Accordingly, a decline in the prices of securities would be expected to cause our revenue and income to decline by:

•	causing the value of the assets under management to decrease, which would result in lower investment advisory fees; or

•
causing some of our clients to withdraw funds from our investment management business in favor of investments they perceive as offering greater opportunity and lower risk, which also would result in lower investment advisory fees.

Aston’s investment advisory contracts are subject to termination on short notice. Termination of a significant number of investment advisory contracts will have a material impact on our results of operations.

Aston derives almost all of its revenue from investment advisory contracts with the Aston Funds. These contracts are typically terminable by the target fund trustees without penalty upon relatively short notice (generally not longer than 60 days). We cannot be certain that we will be able to retain the target funds as clients. Because the Aston Funds all have the same trustees, it is possible that all the contracts with them could be terminated simultaneously. If the trustees of the Aston Funds terminate Aston’s investment advisory contracts we would lose substantially all of our revenues.

To the extent Aston is forced to compete on the basis of price, it may not be able to maintain its current fee structure.

The investment management business is highly competitive and has relatively low barriers to entry. To the extent Aston is forced to compete on the basis of price, it may not be able to maintain its current fee structure. Although Aston’s investment management fees vary from product to product, historically the acquired business competed primarily on the performance of its products and not on the level of its investment management fees relative to those of its competitors. In recent years, however, there has been a trend toward lower fees in the investment management industry. In order to maintain its fee structure in a competitive environment, Aston must be able to continue to provide clients with investment returns and services that make investors willing to pay its fees. In addition, the board of trustees of the mutual funds managed by Aston must make certain findings as to the reasonableness of these fees. We cannot be certain that Aston will succeed in providing investment returns and service that will allow it to maintain its current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

Termination of Aston’s sub-advisory contracts could have a material adverse impact on the Aston Funds’ performance, and consequently, on our revenues and operating results.

As of December 31, 2006, Aston managed 20 no-load mutual funds, comprised of 16 equity funds and four fixed income funds, with approximately $5.5 billion of mutual fund assets under management. Aston currently utilizes nine different entities to manage the funds, of which five are affiliates of the sellers and four are independent. The sub-advisory contracts with the sellers’ affiliates, which are not terminable by the sub-advisers for five years from the consummation of the acquisition, include limited non-compete provisions and certain capacity guarantees in appropriate products to benefit the acquired business. While this arrangement is intended to ensure that the investment philosophy and process guiding the mutual funds in the future are consistent with their historical investment philosophy and process, there can be no assurances that this arrangement will remain in place. If one or more of these sub-advisory contracts is terminated, it could have a material adverse impact on the Aston Funds’ performance and on our revenues and operating results.

Aston depends on third-party distribution channels to market its investment products and access its client base. A substantial reduction in fees generated by third-party intermediaries could have a material adverse effect on its business.

The potential investor base for mutual funds and managed accounts is limited, and Aston’s ability to distribute mutual funds and access clients for managed accounts is highly dependent on access to the distribution systems and client bases of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing internally and externally managed investment products. For open-end funds, such intermediaries are paid for their services to fund shareholders, in part, through Rule 12b-1 fees. Rule 12b-1 fees are those fees designated for promotions, sales, or any other activity connected with the distribution of the fund’s shares. In the case of no-load funds, Rule 12b-1 fees are usually, but not always, 0.25% of net assets and are used to cover advertising and marketing costs. Access to such distribution systems and client bases is substantially dependent upon our ability to charge Rule 12b-1 fees to our funds. To the extent that recent regulatory initiatives prohibit or limit the imposition of Rule 12b-1 or similar fees, our access to these distribution systems and client bases may be foreclosed in the future. To a lesser extent, the managed account business depends on referrals from financial planners and other professional advisers, as well as from existing clients. We cannot assure you that these channels and client bases will continue to be accessible to Aston. The inability to have such access could have a material adverse effect on our earnings.

While we expect Aston to continue to diversify and add new distribution channels for its mutual funds and managed accounts, a significant portion of the growth in the acquired business’ assets under management in recent years has been accessed through intermediaries. As of December 31, 2006, substantially all of the assets under management of the acquired business were attributable to accounts that it accessed through third-party intermediaries. These intermediaries generally may terminate their relationships on short notice. Loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels, could decrease assets under management and adversely affect our results of operations and growth. In addition, in the case of managed accounts offered through intermediaries to their customers, such intermediaries may reduce the fees that they remit to us as part of the arrangements they have with Aston. A substantial reduction in fees received from third-party intermediaries could have a material adverse affect on our business.

A change of control of our company would automatically terminate our investment management agreements with our clients, unless our managed account clients consent and, in the case of fund clients, the funds’ board of trustees and shareholders voted to continue the agreements.

Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. Under the Investment Advisers Act, a client’s investment management agreement may not be “assigned” by the investment adviser without the client’s consent. An investment management agreement is considered under both acts to be assigned to another party when a controlling block of the adviser’s securities is transferred. An assignment of our investment management agreements may occur if, among other things, we sell or issue a certain number of additional common shares in the future. We cannot be certain that our clients will consent to assignments of our investment management agreements or approve new agreements with us if a change of control occurs. This restriction may discourage potential purchasers from considering an acquisition of a controlling interest in Highbury.

If the adviser’s advisory contracts are assigned, the selling adviser may receive a benefit in connection with its sale of its business only if certain conditions are met.

If an adviser sells its business and, as a result, the adviser’s advisory contracts with registered investment companies are assigned, the selling adviser may receive a benefit in connection with its sale of its business only if certain conditions are met following the sale and assignment of the advisory contracts. Among these conditions is a requirement that no “unfair burden” be imposed on the investment companies as a result of the transaction. An unfair burden will be deemed to exist if, during the two years after the transaction, the predecessor or successor adviser or any interested person thereof is entitled to compensation from any person engaged in transactions with Highbury or from Highbury or its shareholders for other than bona fide advisory or administrative services. This restriction may discourage potential purchasers from considering an acquisition of a controlling interest in Highbury.

Investors in open-end funds can redeem their investments in these funds at any time without prior notice, which could adversely affect our earnings.

Open-end fund investors may redeem their investments in those funds at any time without prior notice. Investors may reduce the aggregate amount of assets under management for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares and increased redemptions of mutual fund shares. Cumulative net redemptions have reduced the mutual fund assets under management by the acquired business from $7.3 billion in 2004 to approximately $5.5 billion as of December 31, 2006, principally as a result of the net asset outflows in the Montag & Caldwell Growth Fund and the Veredus Aggressive Growth Fund, whose assets under management represent approximately 38% and 8% of the Aston Funds’ aggregate assets as of December 31, 2006. In a declining stock market, the pace of mutual fund redemptions could accelerate. The redemption of investments in mutual funds managed by the acquired business would adversely affect our revenues, which are substantially dependent upon the assets under management in our funds. If net redemptions of investments in the acquired business’ mutual funds increase, it would cause our revenues to decline, which would have a material adverse effect on our earnings.

A decline in the prices of securities, the performance of the Aston Funds or changes in investors’ preference of investing styles could lead to a decline in our assets under management, revenues and earnings.

Substantially all of our revenues are determined by the amount of assets under management. Under Aston’s investment advisory contracts with the Aston Funds, the investment management fee is typically based on the market value of assets under management. In addition, Aston receives asset-based distribution or service fees with respect to the open-end funds pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either causing the value of our assets under management to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or causing clients to withdraw funds in favor of investments or investment styles they perceive to offer greater opportunity or lower risk, which would also result in lower fees. For example, investors have withdrawn funds from the Montag & Caldwell Growth Fund and the Veredus Aggressive Growth Fund as a result of performance and changes in investors’ preferences for investing strategies. In addition, while the revenues of the acquired business are diversified across investment styles, the large capitalization growth style of investing accounts for approximately 54% of assets under management as of December 31, 2006. Large capitalization style implies a restriction imposed on the portfolio manager to select for investment by the fund predominantly equity securities of companies that have an average market capitalization of more than $10 billion and companies whose earnings are expected to grow at a rate that is above average for their industries or the overall market. The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic and political events and acts of terrorism beyond our control. If a decline in securities prices, fund performance or change in investors’ preference of investment styles were to cause our revenues to decline, it could have a material adverse effect on our earnings.

Loss of key employees could lead to the loss of clients and a decline in revenue.

Aston’s ability to attract and retain personnel is important to attracting and retaining its clients. The market for qualified wholesalers, senior managers, compliance professionals, marketing professionals, key managers at the sub-advisers and other professionals is competitive. We and the sub-advisers may not be successful in our efforts to recruit and retain the required personnel to maintain or grow our business. Loss of a significant number of key personnel could have an adverse effect on us.

Any significant limitation or failure of Aston’s software applications and other technology systems that are critical to its operations could constrain its operations.

Aston is highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate the business. Aston uses its technology to, among other things, provide reports and other customer services to its clients. Any inaccuracies, delays or systems failures in these and other processes could subject Aston to client dissatisfaction and losses. Although Aston takes protective measures, its technology systems may be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently causing Aston to release confidential information, which could materially damage Aston’s operations or cause the disclosure or modification of sensitive or confidential information. Moreover, loss of confidential customer identification information could cause harm to our reputation. Aston relies heavily on software and technology that are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. Potential system failures or breaches and the cost necessary to correct them could result in material financial loss, regulatory action, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

We could suffer losses in earnings or revenue if our reputation is harmed or the Aston brand name is not recognized.

Aston’s reputation is important to the success of Highbury. Aston has strong relationships with intermediaries and continuity of these relationships is based on the intermediaries’ trust and confidence in Aston. If Aston’s reputation is harmed, existing clients of Aston may reduce amounts held in, or withdraw entirely from, funds that Aston advises or funds may terminate their investment advisory contracts which could reduce the amount of assets under management of Aston and cause us to suffer a corresponding loss in earnings or revenues. Reputational harm may also cause Aston to lose employees, and we may be unable to continue to attract new employees with similar qualifications, motivations or skills. If we fail to address, or appear to fail to address, successfully and promptly, the underlying causes of any reputational harm, we may be unsuccessful in repairing any existing harm to our reputation, and our future business prospects would likely be affected.

Aston co-brands the Aston Funds with the names of the sub-advisers. For example, the ABN AMRO Montag & Caldwell Growth Fund has been re-named the Aston/Montag & Caldwell Growth Fund. If investors and intermediaries fail to recognize the re-branded funds, Aston may suffer losses in assets under management, which would negatively impact our revenues and financial results.

We rely on a few major clients for a significant majority of our business, and the loss of any of these clients, or adverse developments with respect to the financial condition of any of our major clients could reduce our revenue.

Relationships with a limited number of clients account for a significant majority of our revenue. We expect that Aston’s relationships with these clients will continue to account for a substantial portion of our total revenue in future periods. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 96% of our assets under management, is comprised of 20 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 20 funds, Aston/ABN AMRO Growth, Aston/Montag & Caldwell Growth, Aston/Optimum Mid Cap and Aston/Veredus Aggressive Growth each account for more than 10% of the revenues of Aston. Additionally, the assets under management that Aston sources through independent financial advisers using Schwab and Fidelity, as custodians, each generate more than 10% of revenues received by Aston. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

Risks Related to the Structure of our Business

The agreed-upon expense allocation under our revenue sharing arrangement with Aston may not be large enough to pay for all of Aston’s operating expenses.

Pursuant to the limited liability company agreement of Aston, we receive a specified percentage of Aston’s gross revenue, and a percentage of revenue is retained for use in paying Aston’s operating expenses. We may not have anticipated and reflected in the agreement possible changes in Aston’s revenue and expense base, and the agreed-upon expense allocation may not be large enough to pay for all of Aston’s operating expenses. We may elect to defer the receipt of our share of Aston’s revenue to permit Aston to fund such operating expenses, or we may restructure our relationship with Aston with the aim of maximizing the long-term benefits to us. We cannot be certain, however, that any such deferral or restructured relationship would be of any greater benefit to us. Such a deferral or restructured relationship might have an adverse effect on our near-term or long-term profitability and financial condition.

The failure to receive regular distributions from Aston will adversely affect us and our holding company structure will result in substantial structural subordination that may affect our ability to make payments on our obligations.

Because we are a holding company, we receive substantially all of our cash from distributions made to us by Aston. Aston’s payment of distributions to us may be subject to claims by Aston’s creditors and to limitations applicable to Aston under federal and state laws, including securities and bankruptcy laws. Additionally, Aston may default on some or all of the distributions that are payable to us. As a result, we cannot guarantee we will always receive these distributions from Aston. The failure to receive the distributions to which we are entitled under our limited liability company agreement with Aston and the Aston management team would adversely affect us, and may affect our ability to make payments on our obligations.

Our right to receive any assets of Aston upon its liquidation or reorganization, and thus the right of our stockholders to participate in those assets, typically would be subordinated to the claims of Aston’s creditors. In addition, even if we were a creditor of Aston, our rights as a creditor would be subordinated to any security interest and indebtedness of Aston that is senior to us.

Aston’s autonomy limits our ability to alter its day-to-day activities, and we may be held responsible for liabilities it incurs.

Although our limited liability company agreement with Aston gives us the authority to control or vote with respect to Aston’s business activities, we generally are not directly involved in managing its day-to-day activities, including satisfaction of the contractual terms of the advisory, sub-advisory and other contracts, product development, client relationships, compensation programs and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of Aston.

In addition, we may be held liable in some circumstances as a control person for the acts of Aston or its employees. For example, if Highbury exercises or refuses to exercise its approval right as the manager member to settle potential litigation or Aston issues securities in violation of laws and does not use due care in exercising this authority, Highbury may be exposed to liability related to Aston’s actions. While Highbury maintains directors’ and officers’ insurance and Aston maintains errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we may have claims that exceed the limits of available insurance coverage. Furthermore, insurers may not remain solvent, meet their obligations to provide coverage, or coverage may not continue to be available with sufficient limits and at a reasonable cost. A judgment against us or Aston in excess of available insurance coverage could have a material adverse effect on us.

Risks Relating to Ownership of our Warrants

If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may have little or no value and the market for our warrants may be limited.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure you that we will be able to do so. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire and we will not net-cash settle the warrants. Thus, our warrants may be deprived of any value. The market for our warrants may be limited, and the warrants may expire worthless and unredeemed. Even if warrant holders are not able to exercise their warrants because there is no current prospectus or the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we can exercise our redemption rights.

As of the date of this Annual Report on Form 10-K, there is no currently effective prospectus relating to the common stock issuable upon exercise of the warrants because certain audited financial statements of the business we acquired that are required to be included in the prospectus were not available prior to the filing of this Annual Report on Form 10-K. Although we intend to file promptly a post-effective amendment to our registration statement with the SEC containing such required financial statements, the post-effective amendment is subject to review by the SEC and must be declared effective before the warrants may be exercised. We cannot be certain when the SEC will declare this post-effective amendment effective and no warrants may be exercised until it does so.

We may choose to redeem our outstanding warrants when a prospectus relating to the common stock issuable upon exercise of such warrants is not current and the warrants are not exercisable.

We may redeem the warrants issued as a part of our units (including warrants issued and outstanding as a result of the exercise of the option to purchase units granted to ThinkEquity Partners LLC, or TEP, and EarlyBirdCapital Inc., or EBC, the underwriters of our initial public offering, and the warrants sold in the private placement to insiders of Highbury simultaneously with our initial public offering, referred to throughout this Annual Report on Form 10-K as the private placement) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. In addition, we may exercise our right to redeem outstanding warrants when a prospectus relating to the common stock issuable upon the exercise of such warrants is not current, thus rendering the warrants unexercisable.

Our securities are registered only in specific states, and you may not be able to exercise your warrants if you are not located in one of such states.

Your ability to exercise a warrant will depend on the availability of a state securities exemption for such exercise or on our having registered or qualified the offer and sale of the shares to be issued upon exercise of the warrant under the securities laws of the state in which you reside. We registered the sale of our securities, including the issuance of shares of common stock upon exercise of the warrants, in Colorado, Delaware, Illinois, Indiana, New York, Rhode Island and Wyoming. In addition, we have sold our securities in Hawaii, where both the initial sale and the exercise of warrants is exempt under Hawaii law. If you are a resident of any state other than the above referenced states, and there is no available exemption from the registration requirement of the state in which you reside, we may not be able to issue to you shares of common stock upon the exercise of your warrants. As such, the value of your warrant will be significantly reduced and the market for warrants in states for which we have not registered or qualified or received an exemption from state securities laws may be significantly impaired. Holders are not entitled to any cash settlement or other compensation as a result of their residency in any state in which we have not registered or qualified or received an exemption from state securities laws.

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of the common stock.

Outstanding redeemable warrants to purchase an aggregate of 15,820,000 shares of common stock became exercisable on January 25, 2007. To the extent warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

Risks Related to Ownership of our Common Stock

If our stockholders who acquired their shares prior to our initial public offering exercise their registration rights, it may have an adverse effect on the market price of our common stock.

Our stockholders who acquired their shares prior to our initial public offering, or our initial stockholders, are entitled to demand that we register the resale of their shares of common stock owned prior to our initial public offering. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which their shares of common stock are released from escrow, which will be January 31, 2009. In addition, our initial stockholders hold 1,891,667 shares that they purchased in a private placement contemporaneously with our initial public offering that are now eligible for registration. If all these shares are registered, there will be an additional 1,891,667 shares of common stock eligible for trading in the public market (and potentially another 333,334 shares of common stock issuable to our existing stockholders upon exercise of warrants). The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

Our securities are traded in the over-the-counter market. They are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by the National Association of Securities Dealers, Inc., or NASD, but not included in The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Lack of liquidity limits the price at which you are able to sell our securities or your ability to sell our securities at all.

The market price for our common stock could be volatile and could decline, resulting in a substantial or complete loss of your investment.

The stock markets on which our common stock trades have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	speculation in the press or investment community;

•	actions by institutional or other shareholders;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

Future sales of our common stock may depress the price of our common stock.

As of March 15, 2007, there were 9,527,000 shares of our common stock outstanding. If the unit purchase option is exercised for cash, there will be 336,667 additional shares of our common stock outstanding. If the warrants underlying the units underlying the unit purchase option are exercised, there will be 673,334 additional shares of our common stock outstanding. On January 25, 2007, 15,820,000 warrants became exercisable. If all 15,820,000 warrants are exercised, 15,820,000 additional shares of our common stock may be issued. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties. The facilities of Highbury are maintained at 999 Eighteenth Street, Suite 3000, Denver, Colorado 80202. Berkshire Capital has agreed that, commencing on January 25, 2006, it will make available to us such office space and certain general and administrative services as we may require from time to time. We have agreed to pay Berkshire Capital $7,500 per month for these services. We believe, based on rents and fees for similar services in the Denver, Colorado metropolitan area, that the fee charged by Berkshire Capital is at least as favorable as we could have obtained from an unaffiliated third party. The agreement is terminable by either party upon six months’ prior notice.

Through January 19, 2007, the facilities of Aston were maintained at 161 North Clark Street, 12th Floor, Chicago, Illinois 60601. On January 19, 2007, Aston relocated to 120 North LaSalle Street, Suite 2500, Chicago, Illinois 60602.

We believe our office facilities are suitable and adequate for our business as it is presently conducted.

ITEM 3.	LEGAL PROCEEDINGS

Neither Highbury nor Aston is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against either of them. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006, except at the annual meeting of stockholders held on November 27, 2006. At that meeting, the stockholders approved:

(i)
the adoption of the asset purchase agreement, dated as of April 20, 2006, among Highbury, Aston Asset Management LLC, ABN AMRO Asset Management Holdings, Inc., ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc., Montag & Caldwell, Inc., Tamro Capital Partners LLC, Veredus Asset Management LLC, and River Road Asset Management, LLC, and the transactions contemplated thereby (referred to in this Annual Report on Form 10-K as the acquisition), for which voting at the meeting was as follows: 5,568,485 votes cast for; 1,589,900 votes cast against; 0 shares abstaining; and 1,325,567 broker non-votes;

(ii)
an amendment to our Certificate of Incorporation to remove the preamble and Sections A through G, inclusive, of Article Fifth from the Certificate of Incorporation from and after the closing of the acquisition, for which voting at the meeting was as follows: 5,568,485 votes cast for; 1,589,900 votes cast against; 0 shares abstaining; and 1,325,567 broker non-votes;

(iii)
the election of Russel L. Appel as Director to serve for a term of three years or until his successor is duly elected and qualified, for which voting at the meeting was as follows: 8,167,202 votes cast for; 316,750 votes withheld; and

(iv)
the adjournment of the meeting to a later date(s), if necessary, to permit further solicitation and vote of proxies in the event there were not sufficient votes at the time of the annual meeting to adopt the proposal relating to the acquisition or the proposal to amend the Certificate of Incorporation described above, for which voting at the meeting was as follows: 5,568,485 votes cast for; 1,589,900 votes against; 0 shares abstaining; and 1,325,567 broker non-votes.

One Highbury stockholder owning 108,000 shares of Highbury common stock voted against the acquisition and exercised its right to convert those shares into a pro rata portion of the funds held in trust by Highbury. Consequently, the Company remitted to the stockholder approximately $618,972 in exchange for its shares.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Dividend Data for Highbury Securities

Highbury’s units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols HBRFU, HBRF and HBRFW, respectively. Each of Highbury’s units consists of one share of our common stock and two warrants. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the period indicated since such units, common stock and warrants commenced trading. The units commenced public trading on January 26, 2006. The common stock and warrants were approved for separate public trading on February 21, 2006 and such trading commenced on March 1, 2006. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions. Prior to January 26, 2006, there was no established public trading market for Highbury’s units. Prior to March 1, 2006, there was no established public trading market for our common stock or warrants.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Quarter ended
March 31, 2006	$6.75	$6.00	$5.50	$5.32	$0.66	$0.53
June 30, 2006	$8.72	$6.79	$6.05	$5.45	$1.31	$0.64
September 30, 2006	$7.40	$6.70	$5.65	$5.46	$0.93	$0.61
December 31, 2006	$9.45	$7.30	$5.93	$5.60	$1.69	$0.81

We do not currently have any equity compensation plans under which our securities are authorized for issuance.

Holders of Common Equity

On March 15, 2007, there was one holder of record of Highbury’s units, 13 holders of record of Highbury’s common stock and one holder of record of Highbury’s warrants, which does not include beneficial owners of Highbury’s securities. Highbury believes the beneficial holders of the units, common stock and warrants to be in excess of 25 persons each.

Dividends

Highbury has not paid any cash dividends on its common stock to date and does not intend to pay cash dividends in the foreseeable future. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Highbury is a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our sole subsidiary, Aston, to make distributions to us. Pursuant to the limited liability company agreement of Aston, 18.2% of the total revenue of Aston is allocated to Highbury, 9.8% of the total revenue is allocated to the other members of Aston and 72% of the total revenue will be retained for use in paying operating expenses of Aston. In addition, Aston’s payment of distributions to us may be subject to claims by Aston’s creditors and to limitations applicable to Aston under federal and state laws, including securities and bankruptcy laws. See “Risk Factors-Risks related to the Structure of our Business-The agreed upon expense allocation under our revenue sharing arrangement with Aston may not be large enough to pay for all of Aston’s operating expenses” and “-The failure to receive regular distributions from Aston will adversely affect us and our holding company structure will result in substantial structural subordination that may affect our ability to make payments on our obligations” under Item 1A.

Performance Graph

The following graph provides a comparison of cumulative total stockholder return for the period from March 1, 2006, the day our common stock began trading separately, through December 31, 2006, among the Company, the MSCI US Micro Cap Index and an asset management industry composite index constructed and used by the Company, which we refer to as the Peer Group Index. The Peer Group Index is comprised of the following entities: Affiliated Managers Group, Inc., BlackRock, Inc., Eaton Vance Corp., Federated Investors, Inc., Franklin Resources, Inc., GAMCO Investors, Inc., Janus Capital Group Inc., Nuveen Investments, Inc., T. Rowe Price Group, Inc., Waddell & Reed Financial, Inc. and W.P. Stewart & Co., Ltd. Prior to November 30, 2006, the date we completed the acquisition of the U.S. mutual fund business of ABN AMRO, we were a blank check company. Accordingly, we have only operated in the investment advisory industry during the portion of the period shown in the following graph commencing on November 30, 2006.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG THE COMPANY, THE MSCI US MICRO CAP INDEX,
AND THE PEER GROUP INDEX

*	The stock performance graph assumes an investment of $100 in the common stock of the Company (at the per share closing price of the Company’s common stock on March 1, 2006) and both of the indices described above and assumes that all dividends paid by companies included in each index were reinvested. The historical information set forth above is not necessarily indicative of future performance. The cumulative total return for Highbury Financial Inc. (6.2%) and the Peer Group (6.4%) were virtually identical during the time period presented. As such, the two lines appear as one on the chart.

The foregoing graph shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in any previous or future documents filed by the Company with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the information by reference in any such document.

Recent Sales of Unregistered Securities

Highbury did not engage in any unregistered sales of securities during the three months ended December 31, 2006.

Use of Proceeds from our Initial Public Offering

The effective date of Highbury’s registration statement, which was filed on Form S-1 under the Securities Act (File No. 333-127272), and which relates to the initial public offering of Highbury’s units, was January 25, 2006. Each unit consists of one share of common stock, $0.0001 par value per share, and two warrants, each to purchase one share of common stock. Pursuant to Highbury’s registration statement, Highbury also registered common stock and warrants. Each warrant is exercisable for one share of common stock. A total of 8,080,000 units, including 1,010,000 units to cover any over-allotments and 336,667 units to cover an option granted to ThinkEquity Partners LLC and EarlyBirdCapital, Inc., representatives of Highbury’s underwriters, were registered.

The offering closed on January 31, 2006. The co-lead managing underwriters for the offering were ThinkEquity Partners LLC and EarlyBirdCapital, Inc. A total of 6,733,333 units were sold in the offering, generating gross proceeds of $40,399,998. On February 3, 2006, ThinkEquity Partners LLC and EarlyBirdCapital, Inc. acquired an additional 1,010,000 units pursuant to an over-allotment option, generating gross proceeds of $6,060,000. Each of Highbury’s units became separable into its constituent parts of common stock and warrants on February 21, 2006.

Highbury paid a total of $3,079,039 in underwriting discounts and commissions and the underwriters’ non-accountable expense allowance and incurred approximately $602,652 for other costs and expenses related to the offering. No underwriting discounts, commissions, expense allowance or other costs and expenses of our initial public offering were paid to any of our directors or officers or any of their respective affiliates. We did, however, repay an aggregate $70,000 to R. Bruce Cameron, Richard S. Foote, the Hillary Appel Trust, the Catey Lauren Appel Trust, R. Bradley Forth and Broad Hollow LLC who had advanced Highbury such amount to pay certain expenses related to our initial public offering. This amount was reflected in the offering expenses and did not reduce Highbury’s available funds of approximately $1,167,348 held outside the trust account described below. After deducting the underwriting discounts and commissions, the underwriters’ non-accountable expense allowance and the offering expenses, the total net proceeds to Highbury from its initial public offering were approximately $42,783,580.

Of the proceeds of the offering, $42,289,565 were placed in a trust account at Lehman Brothers, Inc., maintained by Continental Stock Transfer & Trust Company acting as trustee. This amount included the non-accountable expense allowance of approximately $673,333 that ThinkEquity Partners LLC and EarlyBirdCapital, Inc. agreed to defer until the consummation of our initial business combination. Highbury also placed all of the proceeds of the private placement consummated contemporaneously with the offering, $1,000,002, in the trust account for an initial total amount in the trust account of $43,289,567. Pursuant to Highbury’s Certificate of Incorporation, the proceeds placed in the trust account could not be released from the trust account until the earlier of the completion of our initial business combination or our liquidation. On November 30, 2006, we completed our initial business combination. At this time, approximately $38.6 million of the proceeds of the offering deposited in the trust account was paid to AAAMHI, approximately $618,972 of the proceeds of the offering deposited in the trust account was distributed to a holder of Highbury’s common stock that voted against the acquisition and elected to exercise its conversion rights to receive its pro rata portion of the offering proceeds deposited in the trust account, and approximately $678,606 (consisting of the deferred non-accountable expense allowance of approximately $673,333, plus accrued interest on such amount, net of taxes payable, less approximately $0.11 for each share of our common stock that a public stockholder elected to convert in connection with our initial business combination) was paid to the underwriters. The remaining proceeds in the trust account were released to Highbury. Highbury used a portion of such proceeds to pay acquisition-related costs and deferred operating expenses and to provide a loan to Aston to finance its initial operations.

Between the consummation of Highbury’s initial public offering on January 31, 2006 and December 31, 2006, Highbury used the net proceeds not held in the trust account to pay for business, legal and accounting due diligence on prospective acquisitions and to pay general and administrative expenses.

During 2006, Highbury used the gross proceeds of the initial public offering, initially totaling $46,459,998, as follows:

Costs related to the initial public offering	$3,681,691
Payment to shareholder electing conversion	618,972

Purchase price paid to AAAMHI	38,600,000
Costs related to the acquisition	1,782,871

Aston start-up costs and operating expenses	698,940
Estimated income tax payments	460,000
Directors’ and officers’ insurance policy	222,750
Administrative and other operating costs	204,889
Professional fees	189,885

As of December 31, 2006, the Company had used all of the gross proceeds from the initial public offering. However, at December 31, 2006, the total cash available to Highbury was $6,248,706. This total arises from the following inflows of cash received by the Company since its inception: $25,000 raised from the sale of common stock to the initial stockholders in August 2005; $1,000,002 raised from the sale of units to the initial stockholders in January 2006; $100 received from the underwriters in connection with the unit purchase option; $3,500,000 received from AAAMHI in connection with the acquisition; $1,730,438 of investment income earned on the trust account; and $14,470 of interest income earned on the funds held outside of the trust account; less $21,304 paid for operating expenses. Highbury intends to use its cash going forward to cover its operating expenses and, to the extent possible, make additional acquisitions, service debt, if any, and, if appropriate, repurchase securities.

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases by us of our common stock during the fiscal quarter ended December 31, 2006.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2006 to October 31, 2006	---	---	---	---
November 1, 2006 to November 30, 2006	108,000	5.73	108,000	0
December 1, 2006 to December 31, 2006	---	---	---	---
Total	108,000	5.73	108,000	0

(1)    In connection with our acquisition, we offered each public stockholder the right to have such stockholder’s shares of common stock converted into cash if the stockholder voted against the acquisition and elected to convert. The actual per-share conversion price was approximately $5.73, equal to the amount in the trust account inclusive of any interest (calculated as of two business days prior to the consummation of the acquisition), net of taxes payable, and divided by the number of shares sold in our initial public offering (7,743,333). One Highbury stockholder owning 108,000 shares of common stock exercised its right to convert those shares into a pro rata portion of the funds held in trust by Highbury. Consequently, Highbury remitted to that stockholder approximately $618,972 in exchange for those shares. The conversion right was announced in connection with our initial public offering which closed on January 31, 2006. The right to request conversion expired on November 27, 2006, the date of the stockholders’ vote taken with respect to the acquisition.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Highbury was formed July 13, 2005 to acquire one or more businesses in the financial services industry. On November 30, 2006, the Company completed its acquisition of the U.S. mutual fund business of ABN AMRO. Selected financial information is presented below for the U.S. mutual fund business of ABN AMRO, or the acquired business, for the periods from January 1, 2003 through November 30, 2006, the date of the acquisition, and for Highbury for the periods from its inception (July 13, 2005) through December 31, 2006. Highbury’s 2006 consolidated financial results include the operations of the acquired business for the period from December 1, 2006 through December 31, 2006.

	Acquired Business				Highbury		Combined(5)
	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005	Eleven Months Ended November 30, 2006	Period from July 13, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2006

Statement of Income Data
Operating revenue	$39,677,535	$49,247,963	$48,927,074	$38,476,882	$—	$3,828,100	$42,304,982
Distribution and advisory costs	$(33,531,069)	$(40,918,617)	$(40,405,752)	$(28,830,231)	$—	$(1,796,910)	$(30,627,141)
Compensation and related expenses	$(3,920,966)	$(4,416,624)	$(5,194,449)	$(3,999,963)	$—	$(21,109,331)	$(25,109,294)
Goodwill impairment	$—	$—	$(13,344,050)	$—	$—	$—	$—
Intangible asset impairment	$—	$—	$(10,425,533)	$—	$—	$—	$—
Other expenses	$(1,625,837)	$(2,398,696)	$(3,318,263)	$(3,552,847)	$(2,452)	$(1,162,875)	$(4,715,722)
Operating income (loss)	$599,663	$1,514,026	$(23,760,973)	$2,093,841	$(2,452)	$(20,241,016)	$(18,147,175)
Interest income	$20,432	$31,140	$133,524	$314,695	$—	$1,744,907	$2,059,602
Minority interest	$—	$—	$—	$—	$—	$6,647,715	$6,647,715
Income taxes	$—	$—	$—	$—	$—	$(614,812)	$(614,812)
Net income (loss)	$620,095	$1,545,166	$(23,627,449)	$2,408,536	$(2,452)	$(12,463,206)	$(10,054,670)
Earnings per share - basic and diluted	n/a	n/a	n/a	n/a	$(0.00)	$(1.38)
Average shares outstanding - basic and diluted	n/a	n/a	n/a	n/a	1,725,000	9,045,773

Balance Sheet Data
Cash and cash equivalents	n/a	$3,158,266	$5,239,747	$7,966,323	$36,902	$6,248,705
Accounts receivable	n/a	$4,193,370	$4,074,486	$3,480,736	$—	$3,646,422
Intangible assets(1)	n/a	$56,333,333	$32,563,750	$32,563,750	$—	$36,426,412
Other non-current assets	n/a	$3,159	$1,635	$1,635	$483,492	$810,810

Total assets(2)	n/a	$63,688,128	$41,879,618	$44,012,444	$520,394	$47,367,239
Liabilities	n/a	$4,266,990	$3,869,502	$3,597,720	$497,846	$2,511,559
Senior debt	n/a	$—	$—	$—	$—	$—
Senior convertible debt	n/a	$—	$—	$—	$—	$—
Mandatory convertible securities	n/a	$—	$—	$—	$—	$—
Other long-term obligations	n/a	$—	$—	$—	$—	$—
Stockholders' equity	n/a	$59,421,138	$38,010,116	$40,414,724	$22,548	$44,228,779

Cash Flow Data
Operating activities	$280,014	$1,420,696	$(134,946)	$2,730,504	—	$(12,229)
Investing activities	$—	$—	$—	$—	—	$(36,923,503)
Financing activities	$1,407,219	$(833,060)	$2,216,427	$(3,928)	$36,902	$43,147,535

Other Financial Data
Adjusted EBITDA(3)	n/a	n/a	n/a	n/a	$(2,452)	$1,661,606
Cash Net Income(4)	n/a	n/a	n/a	n/a	$(2,452)	$1,121,783
Assets under management (at period end, in millions)
Mutual funds	$6,906	$7,223	$6,329	$5,308	$—	$5,454
Separate accounts	—	22	149	119	—	199
Total	$6,906	$7,245	$6,478	$5,427	$—	$5,653

(1)
Intangible assets have increased as a result of our acquisition of the U.S. mutual fund business of ABN AMRO on November 30, 2006. This acquisition is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)
Total assets have increased as a result of our initial public offering which was consummated on January 31, 2006. Our initial public offering is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
Adjusted EBITDA means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) interest expense, plus (d) depreciation, plus (e) other non-cash expenses, plus (f) taxes. This definition of Adjusted EBITDA is consistent with the definition of EBITDA used in our credit facility. We consider non-cash expenses to be expenses which we incur for financial reporting purposes for which there is no corresponding current or future cash expense. As a measure of liquidity, we believe that Adjusted EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. Adjusted EBITDA is not a measure of liquidity under GAAP and should not be considered an alternative to cash flow from operations. Adjusted EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. Our use of Adjusted EBITDA, including reconciliations to cash flow from operations and Net Income, is discussed in greater detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)
Cash Net Income means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) deferred taxes related to intangible assets, plus (d) affiliate depreciation, plus (e) other non-cash expenses. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to the acquisition of our interest in our affiliated investment management firm. Cash Net Income is not a measure of financial performance under GAAP and, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Our use of Cash Net Income, including a reconciliation of Cash Net Income to Net Income, is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(5)
The information presented in the “Combined” column for 2006 is the arithmetic sum of the operating results of Highbury for the year ended December 31, 2006, which includes the acquired business’ results from December 1, 2006, and the operating results of the acquired business for the 11 months ended November 30, 2006, which is prior to the date of acquisition. No pro forma or other adjustments have been made in the presentation of the “Combined” financial results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes and the audited combined financial statements for the U.S. Mutual Fund Business of ABN AMRO Asset Management Holdings, Inc. and the related notes appearing elsewhere in this Annual Report on Form 10-K. The information in this section contains forward-looking statements (see “Forward-Looking Statements”). Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results. Some factors that may cause our results to differ are described in “Risk Factors” under Item 1A of this Annual Report on Form 10-K. We wish to caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made.

Overview

Highbury is an investment management holding company providing permanent capital solutions to mid-sized investment management firms. We pursue acquisition opportunities and seek to establish accretive partnerships with high quality investment management firms. Highbury’s strategy is to provide permanent equity capital to fund buyouts from corporate parents, buyouts of founding or departing partners, growth initiatives, or exit strategies for private equity funds. This strategy includes leaving material equity interests with management teams to align the interests of management and Highbury’s shareholders and, in general, does not include integrating our acquisitions, although Highbury may execute add-on acquisitions for its current or future affiliates. We seek to augment and diversify our sources of revenue by asset class, investment style, distribution channel, client type and management team. We intend to fund future acquisitions with retained net income or the issuance of debt or equity.

Highbury was formed on July 13, 2005, for the purpose of acquiring or acquiring control of, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, one or more financial services businesses. Highbury closed its initial public offering on January 31, 2006. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to Highbury from the offering and the private placement that Highbury closed contemporaneously with its initial public offering, were approximately $43,783,582. Highbury deposited $42,616,234 of the net proceeds and the non-accountable expense allowance of $673,333, which the underwriters agreed to defer until consummation of our initial business combination, into a trust account at Lehman Brothers, Inc., or the trust account, maintained by Continental Stock Transfer & Trust Company acting as trustee, for an initial total of $43,289,567 in the trust account. On November 30, 2006, upon consummation of the acquisition, the trust account was liquidated.

Business Combination. On April 20, 2006 Highbury and Aston entered into an asset purchase agreement with the sellers. Pursuant to the asset purchase agreement on November 30, 2006, we acquired substantially all of the sellers’ business of providing investment advisory, administration, distribution and related services to the target funds specified in the asset purchase agreement. In connection with the consummation of the acquisition, Aston entered into agreements with each of the sellers that managed the target funds prior to the acquisition, pursuant to which each such seller now acts as a sub-adviser to the applicable target fund, each of which is now rebranded an Aston Fund. Pursuant to the asset purchase agreement, the sellers have agreed not to terminate these agreements for a period of five years following the consummation of the acquisition.

Pursuant to the asset purchase agreement, Highbury and Aston paid $38.6 million in cash to AAAMHI. The asset purchase agreement provides for a contingent adjustment payment in cash on the second anniversary of the date of the closing of the acquisition, as follows: in the event the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the sellers applicable to the target funds for the six months prior to the second anniversary of the date of the closing of the acquisition, or the target revenue, (x) exceeds $41.8 million, we will pay to AAAMHI the difference between the target revenue and $41.8 million, up to a total aggregate payment of $3.8 million, or (y) is less than $34.2 million, AAAMHI will pay to us the difference between the $34.2 million and the target revenue, up to a total aggregate payment of $3.8 million.

The acquired business was founded in 1993 within Alleghany Asset Management, Inc. by employees of Aston to manage open-end investment funds for retail and institutional clients in the United States. Originally, the acquired business employed investment advisers affiliated with its parent to manage the assets of the funds, while it centralized the distribution, marketing, reporting and other operations of the fund family. As the business developed, the acquired business created new mutual funds managed by experienced independent investment advisers. As of December 31, 2006, Aston managed 20 no-load mutual funds, comprised of 16 equity funds and four fixed income funds, with approximately $5.5 billion of mutual fund assets under management. Historically, the acquired business utilized seven different entities to manage the equity funds, of which five are affiliates of the sellers and two are independent. Upon consummation of the acquisition, Aston entered into long-term contracts with each of these entities pursuant to which they will sub-advise the funds. The contracts with the sellers’ affiliates will not be terminable by the sub-advisers for five years. One existing fixed income manager and two new managers have been retained to manage three fixed income funds. Aston’s relationship with the sub-advisers is supported by limited non-compete provisions and certain capacity guarantees in certain products to benefit Aston. This arrangement is intended to ensure that the investment philosophies and processes guiding the mutual funds in the future are consistent with their historical investment philosophies and processes.

As of December 31, 2006, 12 of the mutual funds carried an overall Morningstar Rating of three stars or better, including five four-star funds. Four funds are relatively new and are not currently rated by Morningstar. The 16 equity funds are classified in seven of the nine Morningstar style boxes, giving Aston wide coverage of the public equity investment spectrum and multiple sources of revenue. Aston intends to expand its assets under management with a combination of internal growth, new product development and accretive acquisitions. The Company believes the development of new products will provide growth in the future. New products may include:

•	additional open-end mutual funds with current or new sub-advisers;

•	funds of funds;

•	closed-end funds;

•	wrap accounts; or

•	an expanded separate account management program.

A fund of funds is a fund that invests in other commingled investment funds. Closed-end funds are funds that do not offer daily liquidity for investor purchases and sales at net asset value, but rather are typically listed on an exchange and traded in the secondary market. Wrap accounts are accounts offered by retail distribution firms that provide access to institutional investment management services without the use of a registered investment company. A separate account is an account managed for a single investor not commingled with the assets of other investors.

In addition, Aston may be able to develop new distribution channels including:

•	arrangements with banks and insurance companies which, like ABN AMRO, elect to divest their mutual fund operations but enter into agreements with Aston to service their customers; and

•	wholesalers focused on the traditional retail broker channel.

Revenue Sharing Arrangement with Aston. Highbury formed Aston on April 19, 2006 and became the sole member of Aston. In connection with Highbury and Aston entering into the asset purchase agreement, the limited liability company agreement of Aston was amended and eight employees of the acquired business and ABN AMRO were admitted as members of Aston (collectively referred to herein as the Aston management members).

Highbury owns 65% of the membership interests of Aston, and the Aston management members own 35% of the membership interests of Aston. Upon consummation of the acquisition, as a result of this amendment to the Aston limited liability company agreement to admit the new members, Aston incurred a one-time non-cash compensation expense of approximately $20.8 million for the value of such ownership interests. Since none of the Aston management members had any ownership interest in the acquired business prior to the consummation of the acquisition, the value of the ownership grant was deemed to be compensatory in nature and not purchase price consideration. To establish the $20.8 million compensation charge for financial reporting purposes, we used an asset-based approach. Based on the acquisition purchase price of $38.6 million, we determined that the minimum value of Highbury’s 65% manager membership interest in Aston was $38.6 million, and therefore the minimum valuation for 100% of Aston was approximately $59.4 million. We concluded that the value of the Aston management members’ 35% interest was equal to the difference between these two values, or approximately $20.8 million. In determining this estimate, we also reviewed the valuation analyses included in the fairness opinion prepared by Capitalink, L.C. in connection with the determination by our board of directors to submit the acquisition to our stockholders for approval.

Pursuant to the limited liability company agreement, 72% of the revenues, or the Operating Allocation, of Aston is used to pay operating expenses of Aston, including salaries and bonuses of all employees of Aston (including the Aston management members). The remaining 28% of the revenues, or Owners’ Allocation, of Aston is allocated to the owners of Aston. The Owners’ Allocation is allocated among the members of Aston according to their relative ownership interests. Currently, 18.2% of total revenue is allocated to Highbury and 9.8% of total revenue is allocated to the Aston management members.

Highbury’s contractual share of revenues has priority over the distributions to the Aston management members in the event Aston’s actual operating expenses exceed the Operating Allocation. As a result, excess expenses first reduce the portion of the Owners’ Allocation allocated to the Aston management members until the Aston management members’ allocation is eliminated, then Highbury’s allocation is reduced. Any reduction in the distribution of revenues to be paid to Highbury is required to be paid to Highbury out of any future excess Operating Allocation and the portion of future Owners’ Allocation allocated to the Aston management members, with interest.

Business Overview. Commencing with the acquisition on November 30, 2006 of the acquired business, we derive most of our revenue from the provision of investment management and related services. Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of December 31, 2006, Aston was reimbursing 14 mutual funds whose expenses exceed the applicable expense cap.

Relationships with a limited number of clients account for a significant majority of our revenue. We expect that Aston’s relationships with these clients will continue to account for a substantial portion of our total revenue in future periods. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 96% of our assets under management, is comprised of 20 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 20 funds, Aston/ABN AMRO Growth, Aston/Montag & Caldwell Growth, Aston/Optimum Mid Cap and Aston/Veredus Aggressive Growth each account for more than 10% of the revenues of Aston. Additionally, the assets under management that Aston sources through independent financial advisers using Schwab and Fidelity, as custodians, each generate more than 10% of revenues received by Aston. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

Our level of profitability will depend on a variety of factors, including:

•	those affecting the global financial markets generally and the equity markets particularly, which could potentially result in considerable increases or decreases in our assets under management;

•
the level of revenue, which is dependent on our ability to maintain or increase assets under management by maintaining existing investment advisory relationships and fee structures, marketing our services successfully to new clients and obtaining favorable investment results;

•	our ability to maintain certain levels of operating profit margins;

•	the availability and cost of the capital with which we finance our existing and new acquisitions;

•	our success in making new acquisitions and the terms upon which such transactions are completed;

•	the level of intangible assets and the associated amortization expense resulting from our acquisitions;

•	the level of expenses incurred for holding company operations; and

•	the level of taxation to which we are subject.

Key Operating Measures

We use the following key measures to evaluate and assess our business:

•
Assets Under Management. Aston is the investment manager for 20 open-end mutual funds, comprised of 16 equity and four fixed income funds. Aston generates revenues by charging each fund investment advisory and administrative fees (collected in monthly installments), each of which are equal to a percentage of the daily weighted average assets under management of the fund. Assets under management change on a daily basis as a result of client investments and withdrawals and changes in the market value of securities held in the mutual funds. We carefully review net asset flows into the mutual funds, trends in the equity markets and the investment performance of the mutual funds, both absolutely and relative to their peers, to monitor their effects on the overall level of assets under management.

•
Total Revenue. Total revenue for Aston is equal to the sum of the advisory fees and the administrative fees and money market service fees earned by the business in a given period. We operate Aston under a revenue sharing structure through which Highbury receives a fixed percentage (18.2%) of the total revenue earned by Aston. In addition, Highbury earns interest income on its cash balances which we recognize as non-operating income on the financial statements.

•
Weighted Average Fee Basis. The weighted average fee basis is equal to the total revenue earned in a specific period divided by the weighted average assets under management for that period. Because each fund has a different fee schedule, the weighted average fee basis provides us with a single indicator of the business’ ability to generate fees on its total assets under management across all products.

•
Total Operating Expenses. The total operating expenses include the operating expenses of Aston as well as Highbury. At the Aston level, we monitor total operating expenses relative to Aston’s total revenue to ensure there is sufficient operating margin to cover expenses. We expect total operating expenses (including distribution and sub-advisory costs) to equal approximately 72% of the total revenue of Aston, as provided in Aston’s limited liability company agreement. At the Highbury level, we incur operating expenses in connection with our pursuit of accretive acquisitions, including expenses for travel, entertainment and due diligence. We also incur legal and accounting expenses in connection with our SEC filing requirements and expenses of directors’ and officers’ insurance.

Description of Certain Line Items

Following is a description of the components of certain line items from our consolidated financial statements:

•
Operating Revenue. Aston generates advisory fees based on a fixed percentage of the daily weighted average assets under management for each fund and receives these fees on a monthly basis. For many funds, Aston provides an expense cap which guarantees to investors that the total expenses of a fund will not exceed a fixed percentage of the total assets under management. For small funds, the fixed expenses for fund accounting, client reporting, printing and other expenses, when combined with the investment advisory fees and administrative fees, cause a fund’s total expenses to exceed the expense cap. In such cases, Aston reimburses the funds for the excess fixed expenses or waives a portion of the investment advisory fee, so as to keep the total expenses of the fund at or below the expense cap. Aston’s advisory fees include investment advisory fees from all of the funds, net of all fee waivers and expense reimbursements. Additionally, Aston generates administration fees for providing administration services. Such services include marketing and customer relations, bookkeeping and internal accounting functions, and legal, regulatory and board of trustees support. Finally, Aston earns monthly fees from AAAMHI in return for providing administration services to six money market funds which continue to be advised by AAAMHI.

•
Distribution and Sub-advisory Costs. Aston has contracted on a non-exclusive basis with nearly 400 different institutions to sell its mutual funds, in exchange for a distribution fee, to retail and institutional investors. These distribution fees are generally equal to a fixed percentage of the assets invested by the retail or institutional investor. In addition, Aston employs third-party investment managers to perform the security research and investment selection processes for each of its mutual funds. Under this arrangement, Aston pays the third-party investment manager a sub-advisory fee, generally equal to 50% of the advisory fees for the mutual fund, net of fee waivers, expense reimbursements, and applicable distribution fees paid under the distribution agreements discussed above. Total distribution and sub-advisory fees represent the largest component of expenses for Aston. Since these fees are generally based on total assets under management, they increase or decrease proportionately with total assets under management.

•
Compensation and Related Expenses. As of December 31, 2006, Aston employed 36 full-time employees which it hired from AAAMHI upon the consummation of the acquisition. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently has no employees and provides no compensation to its officers or directors.

•
Other Operating Expenses. The most significant components of other operating expenses include professional fees, insurance, occupancy, marketing and advertising, voice and data communication and travel and entertainment expenses.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations for the purposes of this document are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

The Company’s significant accounting policies are presented in Note 4 to its audited consolidated financial statements included elsewhere herein, and the following summaries should be read in conjunction with the financial statements and the related notes. While all accounting policies affect the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are the policies related to principles of combination, goodwill and intangible assets, valuation, compensation and related expenses and income taxes.

Principles of Consolidation. The consolidated financial statements include the accounts of Highbury and Aston, in which Highbury has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Highbury is the manager member of Aston and owns 65% of Aston. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses (referred to as the Operating Allocation), while the remaining portion of revenue (referred to as the Owners' Allocation) is allocable to Highbury and the other members, with a priority to Highbury. The portion of the income of Aston allocated to owners other than Highbury is included in minority interest in the Consolidated Statements of Income. Minority interest on the Consolidated Balance Sheets includes capital and undistributed income owned by the management members of Aston. All material intercompany balances and transactions have been eliminated.

Goodwill and Intangible Assets. The purchase price and the capitalized transaction costs incurred in connection with the acquisition of the acquired business are allocated based on the fair value of the assets acquired, which is primarily the acquired mutual fund advisory contract. In determining the allocation of the purchase price to the acquired mutual fund advisory contract, we have analyzed the present value of the acquired business’ existing mutual fund advisory contracts based on a number of factors including: the acquired business’ historical and potential future operating performance; the historical and potential future rates of new business from new and existing clients and attrition among existing clients; the stability and longevity of existing advisory and sub-advisory relationships; the acquired business’ recent, as well as long-term, investment performance; the characteristics of the acquired business’ products and investment styles; the stability and depth of the management team; and the acquired business’ history and perceived franchise or brand value.

We have determined that the acquired mutual fund advisory contract meets the indefinite life criteria outlined in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), because we expect both the contract and the cash flows generated by the contract to continue indefinitely due to the likelihood of continued renewal at little or no cost. Accordingly, we do not amortize this intangible asset, but instead review this asset at least annually for impairment. If the carrying amount of this intangible asset exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess. Additionally, each reporting period, we assess whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, we will amortize the intangible asset over its remaining useful life.

The excess of purchase price for the acquisition of the acquired business over the fair value of net assets acquired, including the acquired mutual fund advisory contract, is reported as goodwill. Goodwill is not amortized, but is instead reviewed for impairment. Highbury assesses goodwill for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess.

Valuation. In allocating the purchase price of the acquisition and testing our assets for impairment, we make estimates and assumptions to determine the value of our acquired client relationships. In these valuations, we make assumptions of the growth rates and useful lives of existing and prospective client accounts. Additionally, we make assumptions of, among other factors, projected future earnings and cash flow, valuation multiples, tax benefits and discount rates. The impacts of many of these assumptions are material to our financial condition and operating performance and, at times, are subjective. If we used different assumptions, the carrying value of our intangible assets and the related amortization could be stated differently and our impairment conclusions could be modified.

Compensation and Related Expenses. Upon consummation of the transaction, as a result of the amendment to the Aston limited liability company agreement to admit the Aston management members, we recorded a one-time, non-cash compensation charge of approximately $20.8 million for the value of such ownership interests. Since none of the Aston management members had any ownership interest in the acquired business prior to the consummation of the acquisition, the value of the ownership grant was deemed to be compensatory in nature for financial reporting purposes and not purchase price consideration. To establish the $20.8 million compensation charge for financial reporting purposes, we used an asset-based approach. Based on the acquisition purchase price of $38.6 million, we determined that the minimum value of Highbury’s 65% manager membership interest in Aston was $38.6 million, and therefore the minimum valuation for 100% of Aston was approximately $59.4 million. We concluded that the value of the Aston management members’ 35% interest was equal to the difference between these two values, or approximately $20.8 million. In determining this estimate, we also reviewed the valuation analysis included in the fairness opinion prepared by Capitalink, L.C. in connection with the determination by our board of directors to submit the acquisition to our stockholders for approval.

Income Taxes. Deferred tax assets and liabilities are primarily the result of timing differences between the carrying value of assets and liabilities and the deductibility of operating expenses for financial reporting and income tax purposes. Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets. We amortize acquired intangible assets over a 15-year period for tax purposes only, reducing their tax basis below their carrying value for financial statement purposes and generating deferred taxes each reporting period. We amortized $202,369 related to goodwill and intangible assets in December 2006. Additionally, at November 30, 2006, when Highbury ceased to be a corporation in the development stage, we had total deferred expenses of $440,342 that will be amortized to tax purposes over a 15-year period. These expenses were currently deductible for financial statement purposes during Highbury’s development stage but were not deductible for tax purposes. Highbury amortized $2,446 of this deferred expense in December 2006.

The discussion and analysis of the acquired business’ financial condition and results of operations for the purposes of this document are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The acquired business’ significant accounting policies are presented in Note 2 to its audited combined financial statements included elsewhere herein, and the following summaries should be read in conjunction with the financial statements and the related notes included in this prospectus. The acquired business’ management believes the policies that fall within this category are the policies related to principles of combination and goodwill and intangible assets.

Principles of Combination. The accompanying combined statements of operations, cash flows and owner’s equity for the acquired business for the years ended December 31, 2003, 2004, and 2005 and for the 11 months ended November 30, 2006 have been prepared on a carve-out basis. The combined financial statements have been prepared from AAAMHI’s historical accounting records on a carve-out basis to include the historical financial position, results of operations and cash flows applicable to the acquired business. The combined financial statements have been prepared as if the business had been a stand-alone operation, though they are not necessarily representative of results had the acquired business operated as a stand-alone operation. Revenues, expenses, assets and liabilities were derived from amounts associated with the acquired business in the AAAMHI financial records. The financial results include allocations based on methodologies that management believes are reasonable of corporate expenses from AAAMHI and allocations of other corporate expenses from AAAMHI’s parent company that may be different from comparable expenses that would have been incurred if the acquired business operated as a stand-alone business. Specifically, ABN AMRO Services Company, Inc., a wholly-owned subsidiary of ABN AMRO North America Holding Company, or AANAHC, provided the acquired business with certain IT, infrastructure and e-mail services. LaSalle Bank Corporation, also a wholly-owned subsidiary of AANAHC, provided the acquired business with payroll, benefits, general ledger maintenance, internal audit and accounts payable services. These services were charged based upon utilized quantities (typically number of employees, number of transactions processed, or hours worked). AAAMHI provided the acquired business with executive management, finance, human resources and personal trade compliance services. These services were charged based upon employee count or management time incurred. AAAMHI’s parent and its parent companies provided other executive management, technology, sales support, finance, compliance and human resources support services. These services were charged out on a formula basis that considers assets under management, number of employees and non-interest expense. The cost of these services is included under the caption “Related-party expense allocations” in the accompanying combined statements of operations. Certain cash receipts and cash payments related to the acquired business were handled through AAAMHI and affiliate cash accounts which are not included in the carve-out financial statements. “Net transfers from AAAMHI” in the combined statements of changes in owner’s equity reflects these cash transactions.

Recently Issued Pronouncements

The Financial Accounting Standards Board, or FASB, has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” or FIN 48, regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on Highbury’s results of operations and financial position. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007.

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating this standard and its impact, if any, on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Basis of Presentation

Since the business combination was consummated on November 30, 2006, the financial statements for prior periods relate to U.S. mutual fund business of AAAMHI, which we refer to as the acquired business. These financial statements are presented on a carve-out basis. As a result, we believe that the financial statements for the acquired business are not comparable to the financial statements for the Company for periods following the business combination.

Prior to the completion of the business combination, the acquired business was a division of AAAMHI and was not a separate legal entity. Historically, the acquired business utilized two sub-advisers and five advisers affiliated with AAAMHI. Because the Aston Funds were introduced over a period of 13 years and are managed by five different affiliates of AAAMHI, the historical fee sharing agreements between the acquired business and each investment adviser with respect to each Aston Fund varied among the funds and over time. In addition, since the acquired business and the investment advisers were part of a commonly controlled corporate entity, the historical fee sharing arrangements were not reflective of market terms but rather internal allocations that also varied.

Subsequent to the completion of the business combination, the investment adviser affiliates of AAAMHI continue to perform the same investment management services for the Aston Funds as they had previously provided. However, as a result of the new sub-advisory agreements, they receive a smaller share of the net advisory fees after payments of third-party distribution fees than they received historically. These new sub-advisory agreements were determined based on arm’s length negotiation between the sub-advisers affiliated with AAAMHI and us and reflect market terms.

In addition, certain amounts included in the acquired business’ financial statements were allocated from AAAMHI or other related entities. We believe that these allocations are reasonable, but not necessarily indicative of costs that would have been incurred by the acquired business had it operated as a stand alone business for the same periods.

In the “Results of Operations” section to follow, we discuss the actual consolidated financial results for the Company for 2006 which include the operations of the acquired business from December 1, 2006 through December 31, 2006. In addition we discuss the 2006 combined results for the Company and the acquired business, as presented in our selected financial data in Item 6 and defined in note 5 thereto, compared to the acquired business’ 2005 results. For the reasons cited in note 5 to Item 6, the revenue and expenses of the acquired business as it operates within the Company are not consistent with the revenue and expenses of the acquired business on a historical basis. As such, it may be difficult to draw conclusions from a comparison of operating results from before and after the business combination. The comparison of the operating results for 2005 and 2004 reflects only the operations of the acquired business during those periods, as Highbury’s operations were immaterial in 2005.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005 for the Company

For the year ended December 31, 2006, the Company had a net loss of $12,463,206 which resulted primarily from a one-time, non-cash compensation expense of $20,784,615 related to the grant of Aston membership interests to the Aston management members. Following the consummation of the acquisition on November 30, 2006, Aston earned total revenue of $3,828,100 in the month of December. The following table summarizes the total fees, weighted average assets under management and the weighted average fee basis for the month of December 2006.

	For the month ended December 31, 2006
	Total Fees	Weighted Average Assets Under Management ($M)	Weighted Average Fee Basis (Annualized)
Net advisory fees	$3,337,351	$5,645(1)	0.70%
Net administrative fees	432,886	9,930(2)	0.05%
Money market service fees	57,863	4,444	0.02%	(3)
Total	$3,828,100	5,645(4)	0.80%	(4)

(1)	Includes long-term mutual fund and separate account assets under management.
(2)	Aston provides administrative services to the Aston Funds, as well as six money market mutual funds managed by affiliates of AAAMHI.
(3)
Aston receives a money market service fee from AAAMHI equal to $550,000 per annum plus 0.0001% of the weighted average assets under management in the six money market mutual funds in excess of $3 billion. The fee is accrued and paid monthly.

(4)
For an estimate of the overall weighted average fee basis, we use the total fees from all sources and the weighted average assets under management for which we provide investment advisory services (Note 1 above).

The Company incurred $24,069,116 of total operating costs for the year ended December 31, 2006. This total consisted primarily of the one-time, non-cash compensation expense of $20,784,615 related to the grant of Aston membership interests to the management members. In the month of December, Aston incurred total distribution and sub-advisory expenses of $1,796,910, including $1,467,496 payable to the sub-advisers (approximately 44% of the net advisory fees for the period) and $329,414 payable pursuant to third-party distribution agreements (approximately 10% of the net advisory fees for the period). Excluding the one-time compensation expense, Aston incurred employee compensation and related expenses of $324,716 in 2006. Highbury has no employees and did not pay compensation of any kind to its directors or officers in 2006. Highbury also incurred $1,162,875 of other operating expenses in 2006. These expenses include the operating expenses of Aston and Highbury for the period and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Highbury’s direct operating expenses for the year were as follows:

Professional fees	$320,195
Insurance	89,970
Administrative fees	83,952
Travel and entertainment	70,701
Other expenses	182,243
$747,061

Non-operating income consists primarily of earnings on cash and cash equivalent balances. For the year ended December 31, 2006, Highbury earned interest income on cash balances held outside the trust account of $14,470 and investment income on the balance held in the trust account of $1,730,437. Prior to the consummation of the acquisition on November 30, 2006, Highbury did not generate any operating revenues. Highbury did not earn income of any kind in 2005.

The Company recorded a net loss of $18,496,109 before provisions for minority interest and income taxes for the year ended December 31, 2006. As a result of the Aston management members’ interest in Aston, the Company recorded a minority interest benefit of $6,647,715 for the year. As discussed above, this loss resulted primarily from the one-time non-cash compensation expense recorded in connection with the grant of Aston membership interests to the management members. We have determined that there is no equivalent expense, either currently or in the future, to be recognized for income tax purposes. The following table outlines Highbury’s income tax expenses.

	July 13, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006
Current	—	702,088
Deferred - intangible related	—	74,989
Deferred - other	—	(162,265)
Total	—	614,812

The sources of the Company’s deferred taxes are as follows:

	July 13, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006
Amortization of intangibles	—	74,989
Amortization of operating expenses deferred for income tax purposes	—	907
Operating expenses deferred for income tax purposes	—	(163,172)
Total	—	(87,276)

For further discussion of the Company’s income taxes, please refer to Note 12 of the consolidated financial statements included herewith.

For the period from July 13, 2005, the date of Highbury’s inception, to December 31, 2005, Highbury had a net loss of $2,452. Total expenses for this period were $2,452, consisting of $456 in formation costs and $1,996 in franchise tax expenses. Additionally, we incurred deferred offering costs of approximately $483,492 in 2005. During this period, Highbury’s activities were limited to organizational activities. We had no income in 2005.

The Company had a net loss of $12,463,206 for the year ended December 31, 2006 compared to a net loss of $2,452 for the period from July 13, 2005 (inception) to December 31, 2005.

Combined results for year ended December 31, 2006 compared to year ended December 31, 2005

The combined results for the year ended December 31, 2006 represent the sum of the operating results for the acquired business for the 11 months ended November 30, 2006 and for the Company for the year then ended. The Company’s consolidated results for this period include the operations of the acquired business for the period from December 1, 2006 through December 31, 2006. The results are compared to the results of operations for the acquired business in 2005.

In 2006, mutual fund assets under management declined nearly $900 million (13.8%) from just over $6.3 billion at the end of 2005 to approximately $5.5 billion. During this period the acquired business experienced net client redemptions of approximately $1.1 billion balanced by approximately $200 million of positive market appreciation. Positive market appreciation means that the total net asset value of a fund, when excluding the effects of net client contributions, increased over a given period as a result of changes in the market value of securities held by the fund. After approximately $1.0 billion of net client redemptions in 2005, the high level of redemptions continued in 2006. For the year, the broader equity markets posted solid gains with the S&P 500 advancing 15.8% though the Russell Large Cap Growth Index rose only 9.2%. In 2004, for comparison, the S&P 500 advanced 10.9% and the Russell Large Cap Growth Index grew 6.7%. A majority of the acquired business’ assets under management are managed in a large cap growth style. We believe the general underperformance of the large cap growth investment style relative to the market has been a factor in the recent high level of client redemptions. Furthermore, we believe investors continued to be concerned about relative investment performance in several of the acquired business’ large cap growth funds.

As a result of lower average asset levels, net advisory fees declined in 2006 to $40.5 million from $47.4 million in 2005. The weighted average fee basis remained approximately constant at 0.72% in 2005 and 2006. Administrative fees increased from $1.5 million in 2005 to $1.8 million in 2006. Following the business combination, Aston provides administration, marketing and compliance services to six money market mutual funds advised by AAAMHI. While the acquired business performed these functions historically, the revenue from such activities is not reflected in the carve out financial statements because, at the time the transaction was negotiated and the carve out financial statements were prepared, it was not contemplated that Aston would provide these services to the money market mutual funds after the business combination. The increase in administrative fees resulting from the administration, marketing and compliance services offset the effect of the decline in total assets under management on total administrative fees. For the year, total revenues decreased by $6.6 million, or 13.5%, to $42.3 million from $48.9 million in 2005.

Distribution and advisory costs declined by $9.8 million, or 24.2%, to $30.6 million in 2006 from $40.4 million in 2005. This decline is primarily attributable to the 13.8% decline in mutual fund assets under management during 2006, as these expenses are directly related to the value of assets under management. The new sub-advisory agreements into which Aston entered at the closing of the business combination provide for substantially lower payments to the sub-advisers affiliated with AAAMHI than the historical fee-sharing agreements. Since the results for 2006 include only one month of operations under the new sub-advisory agreements, the effect of this change is not substantial in 2006. However, we expect these new agreements to substantially decrease the sub-advisory costs from pre-acquisition levels.

Combined compensation expense was $25.1 million in 2006, primarily attributable to the $20.8 million expense incurred in connection with the grant of a 35% membership interest in Aston to the management members. Excluding this expense, total compensation in 2006 was $4.3 million compared to $5.2 million in 2005. This decline is primarily attributable to a reduction in sales commissions paid in 2006 relative to 2005 as a result of lower net asset flows and to the termination of three employees at the beginning of 2006.

In 2005, the acquired business recorded a goodwill impairment of $13.3 million and an intangible asset impairment of $10.4 million. The facts and circumstances leading to the impairment charges to goodwill and intangible assets relate to AAAMHI’s assessment of declines in net assets in the target funds resulting from net share redemptions and unfavorable investment performance trends in 2005. The fair value of the acquired business used to determine the impairment of goodwill was determined with reference to the expected proceeds to be received upon the sale of the acquired business to Highbury. The fair value of the intangible asset related to the investment management contracts used to determine the amount of impairment of the intangible asset was determined based on a discounted cash flow analysis of the acquired contracts. No impairment of goodwill or intangibles was determined to be required for periods prior to 2005.

The acquired business adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Intangible assets, comprising the estimated value of investment management contracts, and goodwill, included in the combined financial statements of the acquired business relate to the acquisition of certain AAAMHI affiliates including the acquired business in 2001. These amounts reflect management’s best estimate of a reasonable allocation to the acquired business of such amounts included in the financial records of AAAMHI. The provisions of SFAS No. 142 require that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested at least annually for impairment and require reporting units to be identified for the purpose of assessing potential future impairments of goodwill. The acquired business’ acquired intangible management contract asset relates to the provision of investment advisory services to the target funds in exchange for fees that are based on a percentage of the average daily net assets of the funds. This management contract was acquired in 2001 as part of the acquisition of certain AAAMHI affiliates. The management contract is subject to annual renewal by the mutual funds’ board of trustees which is expected to continue indefinitely since this has been the experience for the target funds as well as for the mutual fund industry as a whole. Accordingly, the acquired business’ acquired intangible assets related to the target funds are considered to be of an indefinite life as there is no foreseeable limit on the contract period. We conduct annual testing of goodwill and intangible assets for impairment in the fourth quarter, unless events warrant more frequent testing.

Other operating expenses rose to $4.7 million in 2006 from $3.3 million in 2005. Approximately half of this increase is attributable to Highbury’s 2006 operating expenses of approximately $0.7 million. There were no corresponding expenses incurred in 2005.

The operating loss declined to $18.1 million in 2006 from a loss of $23.8 million in 2005. The $20.8 million compensation charge is approximately $2.9 million less than the aggregate impairment charges incurred in 2005. This difference accounts for more than half of the difference in the losses in these years. Furthermore, the substantial decline in distribution and advisory costs, which more than offset the decline in operating revenue, improved the operating results.

Because of the different capital structures and ownership structures of the acquired business before and after the business combination, comparisons of the differences in interest income, minority interest and income taxes are not meaningful.

Year ended December 31, 2005 compared to year ended December 31, 2004 for the acquired business

In 2005, the assets under management of the acquired business declined approximately $900 million (12.4%) from $7.2 billion at the end of 2004 to $6.3 billion. During this period the acquired business experienced net client redemptions of approximately $1.0 billion balanced by approximately $100 million of positive market appreciation. The high level of redemptions resulted primarily from concerns about relative investment performance in one of the acquired business’ large funds. Furthermore, the equity markets only posted moderate gains for the year with the S&P 500 advancing 4.9% and the Russell Large Cap Growth Index rising 5.3%. In 2004, for comparison, the S&P 500 advanced 10.9% and the Russell Large Cap Growth Index grew 6.7%.

As a result of lower average asset levels, net advisory fees declined from $47.8 million in 2004 to $47.4 million in 2005. The effect of the net redemptions was balanced by an increase in the weighted average fee basis earned by the acquired business on its assets under management. The weighted average fee basis increased from 0.70% in 2004 to 0.72% in 2005 as a result of a shift in assets under management away from lower fee fixed income funds to higher fee equity funds. Administrative fees increased marginally from $1.4 million to $1.5 million. The acquired business negotiated lower sub-administration fee payments to a vendor in 2005 which increased the administrative fee margin earned. This renegotiation of fees more than offset the effect of the decline in total assets under management. For the year, total revenues decreased by $0.3 million, or 0.7%, to $48.9 million from $49.2 million in 2004.

Distribution and advisory costs declined by $0.5 million, or 1.3%, to $40.4 million in 2005 from $40.9 million in 2004. A 14.9% decline in payments to affiliates ($34.4 million in 2004 to $29.3 million in 2005) was offset by a 70.8% increase in payments to non-affiliates ($6.5 million in 2004 to $11.1 million in 2005). ABN AMRO sold its 401(k) business to Principal Financial on December 31, 2004. As a result of this divestiture, distribution fees paid by the acquired business to the 401(k) business were reclassified as payments to non-affiliates in 2005, whereas these payments were included in payments to affiliates in 2004. This is the primary reason for the shift in payments away from affiliates to non-affiliates relative to the prior period. In addition, the two funds sub-advised by non-affiliates experienced positive net sales in 2005 while the funds managed by affiliates experienced net redemptions.

All other operating expenses rose by $25.5 million in 2005 to $32.3 million from $6.8 million in 2004, largely as a result of a $13.3 million charge for goodwill impairment and a $10.4 million charge for intangible asset impairment.

Over this period, compensation expense increased by $0.8 million from $4.4 million to $5.2 million (17.6%). The acquired business hired three employees at the end of 2004 and two more employees in the summer of 2005. These hires increased the compensation expense. ABN AMRO also decided to reclassify certain sales incentives, previously recorded in distribution and sub-advisory costs, as compensation in 2005. Related party expense allocations increased by $0.6 million from $1.9 million to $2.5 million (32.1%) as a result of a change in ABN AMRO’s internal expense allocation policy. Other operating expenses increased by $0.3 million to $0.8 million in 2005 from $0.5 million in 2004, an increase of 61.5%. This increase resulted primarily from increased legal fees related to the formation of three new funds in 2005 and a significant increase in international travel as a result of changes in ABN AMRO’s internal reporting structure.

Interest income rose to $133,524 in 2005 from $31,140 in 2004, an increase of $120,384, as a result of higher cash balances and higher interest rates earned on those balances. The cash balances held by the acquired business were controlled by ABN AMRO. In 2005, ABN AMRO elected to allow cash to build in the acquired business’ accounts.

Net loss for 2005 was $23.6 million as compared to net income of $1.5 million in 2004.

Supplemental Non-GAAP Performance Measure

As supplemental information, we provide a non-GAAP performance measure that we refer to as Cash Net Income. This measure is provided in addition to, but not as a substitute for, GAAP Net Income. Cash Net Income means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) deferred taxes related to intangible assets, plus (d) affiliate depreciation, plus (e) other non-cash expenses. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to the acquisition of our interest in our affiliated investment management firm. Cash Net Income is not a measure of financial performance under GAAP and, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Cash Net Income is used by our management and board of directors as a principal performance benchmark.

Since our acquired assets do not generally depreciate or require replacement by us, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We will add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we do not amortize but which generates tax deductions is added back, because these accruals would be used only in the event of a future sale of Aston or an impairment charge, which we consider unlikely. We will add back the portion of consolidated depreciation expense incurred by Aston because under Aston’s operating agreement we are not required to replenish these depreciating assets. We also add back expenses that we incur for financial reporting purposes for which there is no corresponding cash expense because such expenses cause our Net Income to be understated relative to our ability to generate cash flow to service debt, if any, finance accretive acquisitions, and repurchase securities, if appropriate.

	Period from July 13, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006

Net Loss	$(2,452)	$(12,463,206)
Intangible amortization	—	—
Intangible-related deferred taxes	—	74,989
Affiliate depreciation	—	—
Non-cash expenses
Compensation expense for 35% interest in Aston	—	20,784,615
Adjustment for minority interest	—	(7,274,615)
Cash Net Income	$(2,452)	$1,121,783

Agreements with Berkshire Capital

Highbury occupies office space provided by Berkshire Capital Securities LLC, or Berkshire Capital. Messrs. Cameron, Foote and Forth, our executive officers, are affiliated with Berkshire Capital. Berkshire Capital has agreed to make such office space, as well as certain office and secretarial services, available to Highbury, as may be required by Highbury from time to time. Highbury has agreed to pay Berkshire Capital $7,500 per month for such services indefinitely. The agreement is terminable by either party upon six months’ prior notice. The statements of operations for the year ended December 31, 2006 include $83,952 related to this agreement. Highbury did not incur any equivalent expenses for the period from July 13, 2005 (inception) to December 31, 2005.

We have engaged Berkshire Capital to act as our non-exclusive financial advisor in connection with possible future acquisitions. In such capacity, Berkshire Capital will assist us in structuring, negotiating and completing acquisitions of targets identified by us and acknowledged by both us and Berkshire Capital as being subject to Berkshire Capital’s engagement. If we enter into an agreement to acquire such a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then we will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, we will pay Berkshire Capital $200,000 which will be credited against the success fee. We will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct. We engaged Berkshire Capital in the first quarter of 2007 and, accordingly, as of December 31, 2006, we had not incurred any expenses related to this agreement.

Impact of Inflation

Our revenue is directly linked to the total assets under management within the 20 mutual funds and the separate accounts managed by Aston. Our total assets under management increase or decrease on a daily basis as a result of fluctuations in the financial markets and net asset flows from investors. While long-term returns in the financial markets have historically exceeded the rate of inflation, this may not be the case going forward. Our operating expenses are likely to be directly affected by inflation. Furthermore, we earn interest income on our cash balances. While the current interest rates available to us exceed the rate of inflation, this may not be the case going forward. In such cases, the impact of inflation will erode our purchasing power.

Liquidity and Capital Resources

Since its inception, Highbury has funded its business activities almost exclusively through cash flows from financing, including the debt and equity provided by the initial shareholders and the funds raised in our initial public offering. Going forward, Highbury expects to fund its business activities with a combination of operating income and the interest income earned on its cash balances and to fund future acquisitions with retained net income or the issuance of debt or equity. As of December 31, 2006, Highbury had no borrowings outstanding. In the future, however, we will closely review our ratio of debt to Adjusted EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our credit facility currently limits our leverage ratio to 2.0 times Adjusted EBITDA. We believe this level is prudent for our business, although substantially higher levels of senior and subordinated debt in relation to Adjusted EBITDA may also be prudent to fund future acquisitions.

Historically, the acquired business funded its business activities almost exclusively with operating cash flow. We expect Aston will also fund its business activities almost exclusively with operating cash flow. Highbury may occasionally provide capital to Aston to help finance the development of new products or execute accretive acquisitions. Because Aston, like most investment management businesses, does not require a high level of capital expenditures, such as for purchases of inventory, property, plant or equipment, liquidity is less of a concern than for a company that sells physical assets. Historically, the amount of cash and cash equivalents held on the balance sheet of the acquired business was primarily influenced by the policies of its parent, AAAMHI. Prior to the acquisition, AAAMHI owned 100% of the acquired business and continues to own several other affiliates which also have low capital requirements. As such, cash balances often accumulated in the affiliates until AAAMHI decided to transfer them. These periodic cash transfers cause the value of cash and equivalents held by the business to fluctuate widely and without correlation to the underlying operations of the acquired business.

As of December 31, 2006, the Company had $6,248,705 of cash and $3,646,422 of accounts receivable. The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in December. Aston receives its revenues generally within the first week of the month following the month in which they are earned. At December 31, 2006, the Company had accounts payable of $2,269,470, primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers. These payments are generally paid shortly after the receipt of the revenue discussed above. Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. Going forward, we expect Aston will distribute all of its excess cash on a monthly basis to its owners, so we do not expect large cash balances to accrue within Aston. Highbury will retain its cash, and we expect our cash balances will increase over time until the cash is used to pay operating expenses, fund acquisitions, service debt, if any, or repurchase our securities, if appropriate.

Management believes our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under the current credit facility and our ability to issue debt or equity securities will be sufficient to meet our present and reasonably foreseeable operating cash needs and future commitments. In particular, we expect to finance future acquisitions through operating cash flows and the issuance of debt or equity securities.

Cash Flow from Operating Activities. Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation as well as the changes in our consolidated working capital. In 2006, Highbury used $12,229 of net cash flow in its operating activities. Our net loss of $12,463,206 primarily resulted from the non-cash compensation charge we incurred in connection with the grant of a 35% interest in Aston to the Aston management members. In the reconciliation to cash flow, we have added back this charge which was $20,784,615. We established a minority interest, equal to 35% of the non-cash compensation charge, in 2006 related to this grant of interests in Aston. The minority interest was reduced to $626,901 during the period because we allocated a portion of the losses in Aston to the management members. Accounts receivables increased primarily in 2006 related to Aston’s investment advisory and administration fees earned in December. Aston receives these fees in the first week of the month following the month in which they are earned. Since Highbury had no operations in 2005, we had no receivables at the end of the year. We also had an increase in accounts payable and accrued expenses, primarily related to Aston’s distribution and sub-advisory costs. Aston records expenses for distribution and sub-advisory costs in the month in which they are incurred, but it does not make any payments under these arrangements until after it receives its advisory fees the following month. At the end of 2005, Highbury’s accounts payable related only to expenses deferred during its registration process.

Cash Flow from Investing Activities. Changes in net cash flow from investing activities will result primarily from investments in new affiliates. In 2006, Highbury used net cash flow of $36,882,869 to purchase the acquired business from AAAMHI. We also spent $40,634 for leasehold improvements related to Aston’s new location. Highbury did not have any cash flow from investing activities in 2005. The acquired business did not have any cash flows from investing activities in the periods presented.

Cash Flow from Financing Activities. Changes in net cash flow from financing activities will result primarily from the issuance of equity or debt or the repayment of any obligations which may arise thereunder. In 2006, Highbury received net cash flow of $43,147,535 from financing activities as a result of our initial public offering and private placement in January. Highbury received net cash flow of $36,902 in 2005 as a result of the issuance of equity and debt to the initial shareholders, reduced by the payment of costs of the offering. Historically, cash flows from financing activities for the acquired business were primarily influenced by the policies of its parent, AAAMHI. Prior to the acquisition, AAAMHI owned 100% of the acquired business and continues to own several other affiliates which also have low capital requirements. As such, cash balances often accumulated in the affiliates until AAAMHI decided to transfer them. These periodic cash transfers between AAAMHI and the acquired business, which resulted in cash flows from financing activities, fluctuated widely and without correlation to the underlying operations of the acquired business.

Credit Facility

We entered into a credit agreement with City National Bank on August 21, 2006, which provides for a revolving line of credit of up to $12.0 million. On November 9, 2006, we entered into a new credit agreement with City National Bank which amended and restated our initial credit agreement to amend the definitions of debt and net worth to exclude the effects of accounting for our outstanding common stock warrants and the underwriters’ unit purchase option as liabilities. We subsequently determined that we should account for these securities as equity. The credit facility will be used for working capital, general corporate purposes and repurchases of our outstanding securities, if appropriate.

Borrowings under our credit facility will bear interest, at our option, at either the fluctuating prime rate minus one-half of one percent (0.50%) per year or the LIBOR interest rate plus one and one-half percent (1.50%) per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on October 31, 2007. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%). As of December 31, 2006, we had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. We are also required to maintain a minimum net worth and ratio of debt to EBITDA. As of December 31, 2006, we were in compliance with all of the covenant requirements under this credit facility.

Contractual Obligations

A summary of the Company’s contractual obligations as of December 31, 2006 and future periods in which such obligations are expected to be settled in cash is as follows:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	2,197,741	17,412	437,477	463,595	1,279,257
Capital leases	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total	$2,197,741	$17,412	$437,477	$463,595	$1,279,257

Supplemental Non-GAAP Liquidity Measure

As supplemental information, we provide information regarding Adjusted EBITDA, a non-GAAP liquidity measure. This measure is provided in addition to, but not as a substitute for, cash flow from operations. Adjusted EBITDA means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) interest expense, plus (d) depreciation, plus (e) other non-cash expenses, plus (f) taxes. This definition of Adjusted EBITDA is consistent with the definition of EBITDA used in our credit facility. Adjusted EBITDA, as calculated by us, may not be consistent with computations of Adjusted EBITDA by other companies. As a measure of liquidity, we believe that Adjusted EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. We further believe that many investors use this information when analyzing the financial position of companies in the investment management industry.

The following table provides a reconciliation of cash flow from operations to Adjusted EBITDA:

	Period from July 13, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006

Cash Flow from Operations	$(2,452)	$(12,229)
Interest expense	—	—
Current income tax provision	—	702,088
Changes in assets and liabilities	—	1,598,648
Changes in minority interest	—	(626,901)
Adjusted EBITDA	$(2,452)	$1,661,606

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Period from July 13, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006

Net Income	$(2,452)	$(12,463,206)
Income tax expense	—	614,812
Interest expense	—	—
Intangible amortization	—	—
Depreciation and other amortization	—	—
Other non-cash expenses
Compensation expense for 35% interest in Aston	—	20,784,615
Adjustment for minority interest	—	(7,274,615)
Adjusted EBITDA	$(2,452)	$1,661,606

Quantitative and Qualitative Disclosures About Market Risk

The investment management business is, by its nature, subject to numerous and substantial risks, including volatile trading markets and fluctuations in the volume of market activity. Our revenue, which is based on a percentage of our assets under management, is largely dependent on the total value and composition of our assets under management. Consequently, our net income and revenues are likely to be subject to wide fluctuations, reflecting the effect of many factors, including: general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. These and other factors could affect the stability and liquidity of securities and future markets, and the ability of Highbury, Aston and other financial services firms and counterparties to satisfy their obligations.

Highbury is also exposed to market risk as it relates to changes in interest rates applicable to borrowings under Highbury’s line of credit and investment of Highbury’s cash balances. Because Highbury had no outstanding debt under its line of credit as of December 31, 2006, it does not view this interest rate risk as a material risk. Certain of Highbury’s outstanding cash balances are invested in money market mutual funds. We do not have significant exposure to changing interest rates on invested cash at December 31, 2006. As a result, the interest rate market risk implicit in these investments at December 31, 2006, if any, is low.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Notes 2 and 11 to the financial statements for a discussion of the options and warrants.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about how we are affected by market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk” in Item 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Highbury’s current directors and executive officers are as follows:

Name	Age	Position
R. Bruce Cameron	50	Chairman of the Board
Richard S. Foote	43	President, Chief Executive Officer and Director
R. Bradley Forth	27	Executive Vice President, Chief Financial Officer and Secretary
Russell L. Appel	46	Director

R. Bruce Cameron, CFA has been our chairman of the board since our inception. Mr. Cameron has been the president and chief executive officer of Berkshire Capital Securities LLC, a New York-based investment banking firm, since its formation in May 2004. Mr. Cameron co-founded Berkshire Capital Corporation, the predecessor firm to Berkshire Capital Securities LLC, in 1983 as the first independent investment bank covering the financial services industry, with a focus on investment management and capital markets firms. Mr. Cameron is responsible for the overall development and direction of the firm and is actively involved in working with the firm’s major clients. Mr. Cameron heads the firm’s management committee and is a frequent speaker at industry conferences and events. Mr. Cameron and his partners have advised on approximately 207 mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management of nearly $390 billion and aggregate transaction value in excess of $9.3 billion. Mr. Cameron is the managing member of Broad Hollow LLC, which owns 776,250 shares of our common stock and 75,000 of our units. Prior to forming Berkshire Capital Corporation, Mr. Cameron was an associate director of Paine Webber Group Inc.’s Strategic Planning Group from 1981 through 1983. At Paine Webber, Mr. Cameron executed several internal acquisitions for the company. Mr. Cameron began his career at Prudential Insurance Company from 1978 through 1980, working first in the Comptroller’s Department and then in the Planning & Coordination Group. Mr. Cameron was graduated from Trinity College, where he received a B.A. in Economics, and from Harvard Business School, where he received an M.B.A. Mr.  Cameron also attended the London School of Economics. Mr. Cameron is a CFA charterholder and is on the membership committee of the New York Society of Security Analysts. Mr. Cameron is a director of Capital Counsel LLC in New York City, a high net worth investment management firm he advised when it was established. Mr. Cameron is a Fellow of the Life Management Institute. He is also a past trustee of the Securities Industry Institute.

Richard S. Foote, CFA has been our president and chief executive officer and a member of our board of directors since our inception. Mr. Foote has been a managing director of Berkshire Capital Securities LLC since its formation in May 2004 and a managing director, principal and vice president of Berkshire Capital Corporation, the predecessor firm to Berkshire Capital Securities LLC, since 1994. Throughout his career, Mr. Foote has specialized in providing investment banking services to the financial services industry, including mergers and acquisitions, public offerings and private placements of debt and equity securities, and negotiation and implementation of private equity capital coinvestment commitments. At Berkshire Capital Securities LLC and its predecessor, Mr. Foote has advised owners of institutional equity and fixed income managers, high net worth managers, mutual fund managers and capital markets firms in mergers and acquisitions. Mr. Foote has developed the firm’s alternative investment management industry practice, with the dominant market share in mergers and acquisitions of real estate investment management and services firms and operating companies. Since 1994, Mr. Foote has advised on 27 completed mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management of approximately $113 billion and aggregate transaction value of approximately $2.0 billion. Mr. Foote is a director of Berkshire Capital and serves on its compensation committee, commitment committee and technology committee. From 1991 through 1994, Mr. Foote was a co-founder and partner of Knightsbridge Capital Partners, a partnership engaged in investment banking and merchant banking activities. From 1985 to 1991, Mr. Foote was a vice president, an associate, and an analyst in the investment banking division of PaineWebber Incorporated, primarily working on mergers, acquisitions and the issuance of equity and debt securities. Mr. Foote was graduated from Harvard College, cum laude, in 1985 with an A.B. in Economics. Mr. Foote is a CFA charterholder and a member of the CFA Institute, the New York Society of Security Analysts, the Pension Real Estate Association and the National Council of Real Estate Investment Fiduciaries.

R. Bradley Forth, CFA has been our executive vice president, chief financial officer and secretary since our inception. Mr. Forth has been an associate at Berkshire Capital Securities LLC since its formation in May 2004 and an associate and analyst at Berkshire Capital Corporation, the predecessor firm to Berkshire Capital Securities LLC, since 2001. Mr. Forth has specialized in merger, acquisition and valuation advisory activities for institutional investment managers, high net worth managers, multi-family offices, mutual fund managers, hedge fund of funds managers, retail brokerage firms and real estate investment management and services firms. Mr. Forth has advised on 17 mergers and acquisitions of financial services companies with aggregate transaction value of approximately $1.3 billion. He was graduated from Duke University in 2001 with a B.S. in Economics and a B.A. in Chemistry. Mr. Forth is a CFA charterholder and a member of the CFA Institute and the New York Society of Security Analysts.

Russell L. Appel has been a member of our board of directors since our inception. Mr. Appel is a founder and the president of The Praedium Group LLC, a private equity real estate investment firm focusing on underperforming and undervalued assets throughout North America that began operations as a part of Credit Suisse First Boston, now known as Credit Suisse. In 1991, Mr. Appel established a team at Credit Suisse to acquire distressed real estate assets for Credit Suisse’s proprietary account. As a result of this group’s achievements, Praedium was formed in 1994 as a third-party investment management group affiliated with Credit Suisse. Since 1991, this group has completed more than $6 billion of real estate transactions in a series of private equity vehicles. The firm’s clients include public and corporate pension plan sponsors, foundations, endowments, and other institutional and high net worth individual investors. In 1999, Praedium separated from Credit Suisse and presently operates as an independent investment firm. In addition to his responsibilities with Praedium, Mr. Appel ran Credit Suisse’s Commercial Mortgage Finance business from 1991 to 1994, where he became a managing director. At Credit Suisse, Mr. Appel supervised the execution of numerous commercial and multi-family asset securitization and sale advisory assignments. Prior to joining Credit Suisse in 1991 and his association with Praedium, Mr. Appel was a vice president in the Real Estate Department of Goldman Sachs & Co. from 1986 to 1991. At Goldman Sachs, he was involved in real estate-related sales, financings, mergers and acquisitions and capital markets transactions. Mr. Appel holds a B.S. in Economics, magna cum laude, and an M.B.A. with distinction from the Wharton School of the University of Pennsylvania. Mr. Appel is the treasurer of the Pension Real Estate Association and serves on its board of directors.

Number and Terms of Directors

Highbury’s board of directors has three directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Russell L. Appel, expired at our first annual meeting of stockholders held on November 27, 2006. Mr. Appel was re-elected for a three-year term. The term of office of the second class of directors, consisting of R. Bruce Cameron, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Richard S. Foote, will expire at the third annual meeting. Each of our current directors has served on our board since our inception on July 13, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Highbury’s officers and directors, and persons who own more than ten percent of Highbury’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Such persons are required by the SEC regulations to furnish us with copies of all Forms 3, 4 and 5 that they file. Based on our review of the Forms 3, 4 and 5, filed by such persons, we believe that all Section 16(a) filing requirements applicable to Highbury’s officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2006, with the following exceptions. The Form 3 filed by R. Bradley Forth, our Executive Vice President, Chief Financial Officer and Secretary, in connection with our initial public offering, which was required to be filed no later than January 25, 2006, the day of the effectiveness of our initial public offering, was not electronically transmitted to the SEC until after 10:00 p.m. on January 25, and therefore has a filing date of January 26, 2006.  The Form 3s filed by Jack Silver and Nisswa Master Fund Ltd., each a beneficial owner of more than 10% of Highbury’s outstanding common stock, filed on December 29, 2006 and January 26, 2007 respectively, may have been filed after the expiration of the applicable filing periods. A Form 4 filed by Nisswa Master Fund Ltd. was filed after the expiration of the applicable filing periods with respect to five transactions in 2006. A Form 5 filed on February 27, 2007 reported that Context Capital Management, LLC, Context Advantage Master Fund, L.P., Michael S. Rosen and William D. Fertig became beneficial owners of more than 10% of Highbury’s outstanding common stock on November 30, 2006. The Form 3 filed to report this event was filed after the expiration of the applicable filing period and five additional transactions that should have been reported on Form 4 in 2006 were reported on Form 5 in 2007. Wellington Management Company, LLP, a beneficial owner of more than 10% of Highbury’s outstanding common stock has not filed Forms 3, 4 or 5 to date.

Code of Ethics

Our board of directors has adopted a Code of Ethics for our officers and directors. The text of this Code of Ethics may be found on our website at http://www.highburyfinancial.com. Amendments to and waivers from the Code of Ethics that require disclosure under applicable SEC rules will be posted on our website.

Committees of the Board of Directors

Audit Committee. Highbury has not established an audit committee. Highbury’s entire board of directors currently carries out the functions customarily undertaken by the Audit Committee. Highbury’s board of directors has determined that R. Bruce Cameron and Richard S. Foote each qualify as an “audit committee financial expert” as that term is defined under Item 407(d)(5)(ii) of Regulation S-K of the Securities and Exchange Act of 1934, as amended. However, since Messrs. Cameron and Foote are officers of Highbury, neither is “independent” as that term is defined under Nasdaq’s listing requirements.

Compensation Committee. Highbury’s entire board of directors currently carries out the functions customarily undertaken by the Compensation Committee.

Nominating Committee. Highbury’s entire board of directors currently carries out the functions customarily undertaken by the Nominating Committee. Our board of directors does not have a formal policy for selection of nominees. The members of our board of directors make recommendations on the basis of our best interests.

ITEM 11.	EXECUTIVE COMPENSATION

Executive and Director Compensation

No executive officer or director of Highbury has ever received any compensation for services rendered since Highbury’s inception on July 13, 2005, including during the fiscal year ended December 31, 2006. No compensation of any kind, including finder’s and consulting fees, has been paid by us to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the acquisition. However, these individuals were reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations and Berkshire Capital received $7,500 per month for office space and general and administrative services commencing on January 25, 2006. In addition, we have engaged Berkshire Capital to act as our non-exclusive financial advisor in connection with possible future acquisitions. See “Certain Relationships And Related Transactions, And Director Independence - Financial Advisor Engagement” under Item 13.

Compensation Committee Interlocks and Insider Participation

Highbury’s entire board of directors currently carries out the functions customarily undertaken by the Compensation Committee. Two members of Highbury’s board of directors, Messrs. Cameron and Foote, were executive officers of Highbury during the fiscal year ended December 31, 2006.  In addition, Messrs. Cameron and Foote are executive officers of, and serve on the compensation committee of Berkshire Capital Securities LLC, or Berkshire Capital. For a description of certain transactions between us and Messrs. Cameron and Foote, see “Certain Relationships And Related Transactions, And Director Independence - Share Issuances to Initial Stockholders” under Item 13. For a description of certain transactions between us and Berkshire Capital, which will benefit Messrs. Cameron and Foote to the extent of their interest in Berkshire Capital, see “Certain Relationships and Related Transactions, And Director Independence - Office Services Agreement” and “– Financial Advisor Engagement” under Item 13. During the fiscal year ended December 31, 2006, none of Highbury’s officers or employees participated in deliberations of Highbury’s board of directors concerning executive officer compensation.

COMPENSATION COMMITTEE REPORT

Because none of the Company’s named executive officers received any compensation from the Company for the fiscal year ended December 31, 2006, the Company has not included a Compensation Discussion and Analysis, as described in Regulation S-K Item 402(b), in its Annual Report on Form 10-K for such period.  Accordingly, the board of directors has neither reviewed and discussed such a Compensation Discussion and Analysis with management nor made any recommendation regarding the inclusion of such a Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K, Proxy Statement on Schedule 14A or Information Statement on Schedule 14C.

Respectfully submitted by:

R. Bruce Cameron
Richard S. Foote
Russell L. Appel
* * *

The foregoing Compensation Committee Report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in any previous or future documents filed by the Company with the SEC under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the Report by reference in any such document.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 15, 2007 in respect of beneficial ownership of Highbury’s common stock by each director, by each named executive officer and by all directors and executive officers of Highbury as a group, and each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of Highbury’s outstanding shares of common stock. The percentages of common stock beneficially owned are based on 9,527,000 shares of common stock outstanding as of March 15, 2007.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and address of beneficial owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
R. Bruce Cameron(2)	1,223,751	12.6%
Richard S. Foote(3)	667,500	6.9%
R. Bradley Forth(4)	111,249	1.2%
Russell L. Appel(5)	222,501	2.3%
Context Capital Management, LLC(6)	2,515,700	22.1%
Jack Silver(7)	2,025,500	17.5%
Wellington Management Company, LLP(8)	1,328,548	14.0%
Nisswa Master Fund Ltd.(9)	1,235,900	11.9%
Woodbourne Partners, L.P.(10)	1,100,000	11.6%
Second Curve Capital, LLC(11)	1,000,000	10.5%
Broad Hollow LLC(12)	1,001,250	10.4%
Potomac Capital Management LLC(13)	936,500	9.8%
Royce & Associates, LLC(14)	892,900	9.4%
Talon Opportunity Partners, L.P.(15)	558,000	5.8%
All executive officers and directors as a group (four individuals)(2)(16)	2,225,001	22.6%

(1)	Unless otherwise noted, the business address of each stockholder listed in this table is c/o Berkshire Capital Securities LLC, 535 Madison Avenue, 19th Floor, New York, New York 10022.

(2)
Includes 851,250 shares owned of record by Broad Hollow LLC and 150,000 shares issuable upon exercise of warrants held by Broad Hollow LLC that became exercisable on January 25, 2007 that are attributed to Mr. Cameron, according to Section 13(d) of the Exchange Act, due to his position as the managing member of Broad Hollow LLC, and 33,334 shares issuable upon exercise of warrants held by Mr. Cameron that became exercisable on January 25, 2007.

(3)	Includes 100,000 shares issuable upon exercise of warrants that became exercisable on January 25, 2007.

(4)
The business address of Mr. Forth is c/o Berkshire Capital Securities LLC, 999 Eighteenth Street, Suite 3000, Denver, CO 80202. Includes 16,666 shares issuable upon exercise of warrants that became exercisable on January 25, 2007. These share numbers include 43,125 shares held by Mr. Forth, which are subject to a call in favor of Broad Hollow LLC, if Mr. Forth’s employment by Berkshire Capital is terminated for certain reasons before the second anniversary of our initial business combination.

(5)
These shares are owned of record by the Hillary Appel Trust and the Catey Lauren Appel Trust, of which Mr. Appel’s wife is the trustee. Mr. Appel disclaims beneficial ownership of all such shares. Includes 33,334 shares issuable upon exercise of warrants that became exercisable on January 25, 2007. The business address of Mr. Appel is c/o The Praedium Group LLC, 825 Third Avenue, 36th Floor, New York, NY 10022.

(6)
As reported in the Form 4 filed with the SEC on February 27, 2007 and a Schedule 13D filed with the SEC on February 6, 2006 by Context Capital Management, LLC, Context Advantage Master Fund, L.P., Michael S. Rosen and William D. Fertig. The business address of Context Capital Management, LLC is 12626 High Bluff Drive, Suite 440, San Diego, CA 92130. Michael S. Rosen and William D. Fertig are the control persons of Context Capital Management, LLC and have shared voting power and shared dispositive power with respect to these shares. Includes 1,841,700 shares issuable upon the exercise of warrants that became exercisable on January 25, 2007.

(7)
As reported in the Form 4 and a Schedule 13G, each of which was filed with the SEC on December 29, 2006 by Jack Silver. The business address of Mr. Silver is c/o SIAR Capital LLC, 660 Madison Avenue, New York, New York 10021.  The 2,025,500 shares beneficially owned by Mr. Silver include (i) 1,625,500 shares issuable upon the exercise of warrants that became exercisable on January 25, 2007 held by Sherleigh Associates Inc. Profit Sharing Plan, a trust of which Mr. Silver is the trustee; and (ii) 400,000 shares issuable upon the exercise of warrants that became exercisable on January 25, 2007 held by Sherleigh Associates Inc. Defined Benefit Pension Plan, a trust of which Mr. Silver is the trustee.

(8)
As reported in the Schedule 13G/A filed with the SEC on February 14, 2007 by Wellington Management Company, LLP. The business address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. The Schedule 13G does not disclose the natural persons that would be deemed the control persons of Wellington Management Company, LLP. Based on a Form ADV filed by Wellington Management Company, LLP, with the SEC on August 4, 2006 the control persons of Wellington Management Company, LLP are Nicholas Adams, Laurie Gabriel, Paul Hamel, Saul Pannell, John Ryan, Perry Traquina and Phillip Perelmuter.

(9)
As reported in the Schedule 13G filed with the SEC on January 26, 2007 by Brian Taylor, Pine River Capital Management L.P., and Nisswa Master Fund Ltd, and the Form 4 filed with the SEC on January 26, 2007 by Nisswa Master Fund Ltd. The business address of each of these persons is c/o Pine River Capital Management L.P., 800 Nicollet Mall, Suite 2850, Minneapolis, MN 55402.  Brian Taylor and Pine River Capital Management L.P. have shared voting power and shared dispositive power over 1,235,900 shares; and Nisswa Master Fund Ltd. has shared voting power and shared dispositive power over 875,900 of these 1,235,900 shares.  Includes 875,900 shares issuable upon exercise of warrant that became exercisable on January 25, 2007.

(10)
As reported in the Form 4 filed with the SEC on February 2, 2007 by Woodbourne Partners L.P., and the Schedule 13G filed with the SEC on January 23, 2007 by Woodbourne Partners L.P., Clayton Management Company and John D. Weil. The business address of Woodbourne Partners, L.P. is 200 North Broadway, Suite 825, St. Louis, Missouri 63102.  The controlling person of Woodbourne Partners, L.P. is Clayton Management Company, its General Partner, and Mr. John Weil is the President and controlling person of Clayton Management Company.

(11)
As reported in a Schedule 13G filed with the SEC on February 14, 2007 by Second Curve Capital, LLC, Thomas K. Brown and Second Curve Opportunity Fund, LP.  The business address of each of these persons is 405 Lexington Avenue, 52nd Floor, New York, NY 10174. Second Curve Capital, LLC and Thomas Brown have shared voting power and shared dispositive power with respect to these shares.  Second Curve Opportunity Fund, LP has shared voting power and shared dispositive power with respect to 746,730 of these shares.

(12)	Includes 150,000 shares issuable upon exercise of warrants that became exercisable on January 25, 2007.

(13)
As reported in the Schedule 13G filed with the SEC on February 16, 2007 by Potomac Capital Management LLC, Potomac Capital Management Inc. and Paul J. Solit. The business address of Potomac Capital Management LLC is 825 Third Avenue, 33rd Floor, New York, New York 10022. Potomac Capital Management LLC, Potomac Capital Management Inc. and Paul J. Solit have shared voting power and shared dispositive power with respect to these shares.

(14)
As reported in the Schedule 13G filed with the SEC on January 22, 2007 by Royce & Associates, LLC. The business address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019.  The Schedule 13G does not disclose the natural persons that would be deemed the control persons of Royce & Associates, LLC. Based on a Form ADV filed by Royce & Associates, LLC with the SEC on June 28, 2006, the control persons of Royce & Associates, LLC are Charles Royce, John Diederich, Mark Fetting, Raymond Mason, John Denneen, Legg Mason, Inc. and Peter Bain.

(15)
As reported in the Schedule 13G filed with the SEC on December 6, 2006 by Talon Opportunity Partners, L.P., Talon Opportunity Managers, L.L.C. and Talon Asset Management, LLC. The business address of each of these entities is One North Franklin, Suite 900, Chicago, Illinois 60606. Talon Opportunity Partners, L.P., Talon Opportunity Managers, L.L.C., the general partner of Talon Opportunity Partners, L.P. and Talon Asset Management, LLC, the Manager of Talon Opportunity Managers. L.L.C., have shared voting power and shared dispositive power with respect to these shares. The shares are held by Talon Asset Management, LLC on behalf of Talon Opportunity Partners, L.P., as manager of Talon Opportunity Managers, L.L.C., the general partner of Talon Opportunity Partners, L.P. From time to time, Talon Opportunity Partners, L.P. may make distributions of partnership income to limited partners, none of which has an interest relating to more than 5% of the class. The Schedule 13G does not disclose the natural persons that would be deemed the control persons of Talon Asset Management, LLC. Based on a Form ADV filed by Talon Asset Management, LLC with the SEC on May 10, 2006, the control persons of Talon Asset Management, LLC are Terry Diamond, Alan Wilson, Barbara Rumminger, William Wolf, Bruce Beerbower, Talon Asset Management Inc. and Diamond JJJD Enterprises, LLC. Includes 80,000 shares issuable upon exercise of warrants that became exercisable on January 25, 2007.

(16)	Includes 333,334 shares issuable upon exercise of warrants that became exercisable on January 25, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Share Issuances to Initial Stockholders

On August 1, 2005, we issued 1,500,000 shares of our common stock to the persons set forth below for an aggregate of $25,000 in cash, at an average purchase price of approximately $0.0167 per share. These shares were allocated as follows:

Name	Number of Shares	Relationship to Us
R. Bruce Cameron	150,000	Chairman of the Board
Richard S. Foote	450,000	President, Chief Executive Officer and Director
R. Bradley Forth	75,000	Executive Vice President, Chief Financial Officer and Secretary
The Hillary Appel Trust	75,000	Stockholder(1)
The Catey Lauren Appel Trust	75,000	Stockholder(1)
Broad Hollow LLC	675,000	Stockholder(2)

(1)	The Hillary Appel Trust and The Catey Lauren Appel Trusts are trusts of which the wife of Mr. Appel, one of our Directors, is the trustee.
(2)	Mr. Cameron, our Chairman of the Board, is the managing member of Broad Hollow LLC.

Subsequent to the issuance of the 1,500,000 shares, we authorized a stock dividend of 0.15 shares of common stock for each outstanding share of common stock as of January 13, 2006.

The holders of the majority of these shares are entitled to make up to two demands that we register these shares and any warrants they may own, pursuant to an agreement signed on January 31, 2006. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which their shares of common stock are released from escrow, which will be January 31, 2009. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except among our initial stockholders (including upon exercise by Broad Hollow LLC of its call option), to their spouses and children or trusts established for their benefit, by virtue of the laws of decent and distribution, upon the death of any initial stockholder or pursuant to a qualified domestic relations order but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow.

Our initial stockholders purchased an aggregate of 166,667 units in the private placement. The shares and warrants comprising such units may be sold, assigned or transferred by them now that we have consummated the acquisition, subject to applicable securities laws. The holders of a majority of the units purchased in the private placement are entitled to make up to two demands that Highbury register the shares, warrants and shares underlying the warrants comprising such units at any time. In addition, the initial stockholders have certain "piggy-back" registration rights with respect to such securities on registration statements filed by Highbury. We will bear the expenses incurred in connection with the filing of any of the foregoing registration statements.

Office Services Agreement

Commencing on January 25, 2006, Berkshire Capital has made available to us such office space and certain general and administrative services as we have required from time to time. We paid Berkshire Capital $7,500 per month for these services. On November 30, 2006, we replaced this agreement with an office services agreement with Berkshire Capital. The office services agreement provides for a monthly fixed fee for office services of $7,500. Either party may terminate the office service agreement at any time with six months’ notice to the other party. R. Bruce Cameron, our Chairman of the Board, Richard S. Foote, our President, Chief Executive Officer and Director, and R. Bradley Forth, our Executive Vice President, Chief Financial Officer and Secretary are employees or equity owners of Berkshire Capital. As a result of these affiliations, these individuals will benefit from the transaction to the extent of their interest in Berkshire Capital. However, this arrangement is solely for our benefit and is not intended to provide any of our executive officers compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Denver, Colorado metropolitan area, that the fee charged by Berkshire Capital is at least as favorable as we could have obtained from an unaffiliated third party. This agreement was ratified in accordance with our Related Person Policy described below.

Financial Advisor Engagement

We have engaged Berkshire Capital to act as our non-exclusive financial advisor in connection with possible acquisitions. In such capacity, Berkshire Capital will assist us in structuring, negotiating and completing acquisitions of targets identified by us and acknowledged by both us and Berkshire Capital as being subject to Berkshire Capital’s engagement. If we enter into an agreement to acquire such a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then we will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, we will pay Berkshire Capital $200,000 which will be credited against the success fee. We will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct. Messrs. Cameron, Foote and Forth, our executive officers, are affiliated with Berkshire Capital. As a result of these affiliations, these individuals will benefit from the transaction to the extent of their interest in Berkshire Capital. We believe, based on discussions with other investment banks, that the terms of our engagement of Berkshire Capital are at least as favorable as we could have obtained from an unaffiliated third party. This transaction was approved in accordance with our Related Person Policy described below.

Conflicts of Interest

Our public stockholders should be aware of the following potential conflicts of interest. Our officers and directors are not required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities. Furthermore, Messrs. Cameron, Foote and Forth, our executive officers, are affiliated with Berkshire Capital, a registered broker-dealer that provides financial advisory services to clients in connection with mergers and acquisitions in the financial services industry. Berkshire Capital’s clients may compete with us for acquisitions in the financial services industry, and Berkshire Capital may have a duty to present certain acquisition opportunities to its clients before it presents them to us.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors has adopted certain written policies and procedures for the review, approval and ratification of related party transactions, which we refer to as our Related Person Policy. Among other things, our Related Party Policy provides that any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest, must be reported to our board of directors prior to the consummation or amendment of the transaction. A related person, as defined in our Related Party Policy, means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of our voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. Our board of directors reviews these related party transactions and considers all of the relevant facts and circumstances available to the board, including (if applicable) but not limited to: the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The board of directors may approve only those related party transactions that are in, or are not inconsistent with, the best interests of us and of our stockholders, as the board determines in good faith. At the beginning of each fiscal year, the board will review any previously approved or ratified related party transactions that remain ongoing and have a remaining term of more than six months. The Board will consider all of the relevant facts and circumstances and will determine if it is in the best interests of us and our stockholders to continue, modify or terminate these related party transactions.

The transactions described under the caption “Share Issuances to Initial Stockholders” were not approved or ratified in accordance with our Related Party Policy, which was not in effect at the time such transactions were consummated.  Because all of our directors had an interest in such transactions, it was not possible to have them approved or ratified by disinterested directors.

Independence of Directors

Highbury currently does not have, and is not required to have, a majority of independent directors. Should Highbury decide to list on a securities exchange, we will be required to adhere to the independence requirements of that exchange. We believe that only one of our current three directors, Mr. Appel, would meet the independence requirements applicable to companies listed on Nasdaq, including those applicable to audit, compensation and nominating committee members. Our other two directors, Messrs. Cameron and Foote, would not meet the director independence requirements of Nasdaq. Highbury’s entire board of directors, including Messrs. Cameron and Foote who are not independent directors, carries out the functions customarily undertaken by audit, compensation and nominating committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Goldstein Golub Kessler LLP, or GGK, acts as our principal accountant. Through September 30, 2005 GGK had a continuing relationship with American Express Tax and Business Services Inc., or TBS, from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc., or RSM. GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. We did not pay any fees to GGK or RSM for services that fall under the categories “Audit Related Fees” or “All Other Fees,” as such categories are defined in the rules promulgated by the SEC. The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

Fees incurred in connection with our initial public offering, including related audits, totaled $42,500. During the fiscal year ended December 31, 2006, we incurred $109,148 in fees for services provided principally in connection with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, our Quarterly Reports on Form 10-QSB for the first three quarters of the 2006 fiscal year, our proxy filings in connection with the acquisition consummated on November 30, 2006, and the financial statements included in the Current Report on Form 8-K filed following the consummation of the acquisition. In addition, we expect to incur approximately $$110,000 in fees for services provided in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Tax Fees

In 2006, we paid RSM $2,500 in connection with the preparation of our 2005 tax returns.

Pre-Approval of Fees

Our full board of directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the board of directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

Index to Financial Statements

Highbury Financial Inc.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and December 31, 2005
Consolidated Statements of Operations for the period from July 13, 2005 (inception) through December 31, 2005 and for the year ended December 31, 2006
Consolidated Statements of Stockholders’ Equity for the period from July 13, 2005 (inception) through December 31, 2005 and for the year ended December 31, 2006
Consolidated Statements of Cash Flows for the period from July 13, 2005 (inception) through December 31, 2005 and for the year ended December 31, 2006
Notes to Consolidated Financial Statements

U.S. Mutual Fund Business of ABN AMRO Asset Management Holdings, Inc.
Report of Independent Registered Public Accounting Firm
Combined Statements of Financial Condition as of December 31, 2005 and 2004
Combined Statements of Operations for years ended December 31, 2005, 2004 and 2003
Combined Statements of Changes in Owner’s Equity for years ended December 31, 2005, 2004 and 2003
Combined Statements of Cash Flows for years ended December 31, 2005, 2004 and 2003
Notes to Combined Financial Statements

Report of Independent Registered Public Accounting Firm
Combined Statement of Financial Condition as of November 30, 2006
Combined Statement of Operations for the 11 months ended November 30, 2006
Combined Statement of Changes in Owner’s Equity for the 11 months ended November 30, 2006
Combined Statement of Cash Flows for the 11 months ended November 30, 2006
Notes to Combined Financial Statements

2.	Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned finance statements.

3.	Exhibits:

The following Exhibits are filed as part of this report:

Exhibit No.	Description

3.1(1)	Restated certificate of incorporation.
3.2(2)	By-laws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(2)	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.
4.5(2)	Unit Purchase Option.

10.1(2)	Subscription Agreement between the Registrant and R. Bruce Cameron.
10.2(2)	Subscription Agreement between the Registrant and Richard S. Foote.
10.3(2)	Subscription Agreement between the Registrant and R. Bradley Forth.
10.4(2)	Subscription Agreement between the Registrant and The Hillary Appel Trust.
10.5(2)	Subscription Agreement between the Registrant and The Catey Lauren Appel Trust.
10.6(2)	Subscription Agreement between the Registrant and Broad Hollow LLC.
10.7(2)
Form of Letter Agreement between the Registrant and each of R. Bruce Cameron, Richard S. Foote, R. Bradley Forth, The Hillary Appel Trust, The Catey Lauren Appel Trust, Broad Hollow LLC (the initial stockholders) and Russell L. Appel

10.8	[Intentionally omitted].
10.9(2)	Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer and Trust Company.
10.10(2)	Registration Rights Agreement between the Registrant and the initial stockholders.
10.11(2)	Form of Placement Unit Purchase Agreement among the Registrant, ThinkEquity Partners LLC, and the initial stockholders.
10.12(3)
Asset Purchase Agreement, dated as of April 20, 2006, by and among the Registrant, ABN AMRO Asset Management Holdings, Inc., ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc., Montag & Caldwell, Inc., Tamro Capital Partners LLC, Veredus Asset Management LLC, River Road Asset Management LLC and Aston Asset Management LLC.

10.13(3)	Side Letter Agreement, dated as of April 20, 2006, by and among Registrant, Aston Asset Management LLC and Veredus Asset Management LLC.
10.14(3)	Side Letter Agreement, dated as of April 20, 2006, by and among Registrant, Aston Asset Management LLC and River Road Asset Management LLC.
10.15(1)	Side Letter Agreement, dated as of November 30, 2006, by and among Registrant, Aston Asset Management LLC and Montag & Caldwell, Inc.
10.16(3)	Side Letter Agreement, dated as of April 20, 2006, by and among Registrant, Aston Asset Management LLC and ABN AMRO Asset Management Holdings, Inc.
10.17(3)	Amended and Restated Limited Liability Company Agreement of Aston Asset Management LLC, dated as of April 20, 2006.
10.18(4)	Credit Agreement, dated as of November 9, 2006, between City National Bank and Registrant.
10.19(1)	Office Service Agreement, between Registrant and Berkshire Capital, dated November 30, 2006.
10.20(1)	Promissory Note issued by Aston in favor of Registrant, dated November 30, 2006.
10.21(2)	Administrative, Compliance and Marketing Services Agreement, dated as of September 1, 2006, between ABN AMRO Asset Management, Inc., and Aston Asset Management LLC.
10.22(2)	Form of Investment Advisory Agreement, between the Aston Funds and Aston Asset Management LLC.
10.23	Letter Agreement, dated February 2, 2007, by and between Registrant and Berkshire Capital Securities LLC.
21.1	Subsidiaries of Registrant
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive and Financial Officers 18 U.S.C. 1350.
99.1	Amendment to Unit Purchase Option, dated December 15, 2006, by and between Registrant and ThinkEquity Partners LLC.
99.2	Amendment to Unit Purchase Option, dated December 15, 2006, by and between Registrant and EarlyBirdCapital, Inc.
99.3	Amended and Restated Warrant Clarification Agreement, dated December 15, 2006, by and between Registrant and Continental Stock Transfer and Trust Company.

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 6, 2006.
(2)	Incorporated by reference from our Registration Statement on Form S-1 (SEC File No. 333-127272).
(3)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 21, 2006.
(4)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBURY FINANCIAL INC.

By:	/s/ Richard S. Foote
Richard S. Foote
President and Chief Executive Officer

Date: March 23, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ R. Bruce Cameron	Chairman of the Board	March 23, 2007
R. Bruce Cameron

/s/ Richard S. Foote	President and Chief Executive Officer and	March 23, 2007
Richard S. Foote	Director (principal executive officer)

/s/ R. Bradley Forth	Executive Vice President, Chief Financial	March 23, 2007
R. Bradley Forth	Officer and Secretary (principal financial and accounting officer)

/s/ Russell L. Appel	Director	March 23, 2007
Russell L. Appel

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2006 and December 31, 2005	F-3
Consolidated Statements of Operations for the period from July 13, 2005 (inception) through December 31, 2005 and for the year ended December 31, 2006	F-4
Consolidated Statements of Stockholders’ Equity for the period from July 13, 2005 (inception) through December 31, 2005 and for the year ended December 31, 2006	F-5
Consolidated Statements of Cash Flows for the period from July 13, 2005 (inception) through December 31, 2005 and for the year ended December 31, 2006	F-6
Notes to Consolidated Financial Statements	F-7

U.S. Mutual Fund Business of ABN AMRO Asset Management Holdings, Inc.
Report of Independent Registered Public Accounting Firm	F-24
Combined Statements of Financial Condition as of December 31, 2005 and 2004	F-25
Combined Statements of Operations for years ended December 31, 2005, 2004 and 2003	F-26
Combined Statements of Changes in Owner’s Equity for years ended December 31, 2005, 2004 and 2003	F-27
Combined Statements of Cash Flows for years ended December 31, 2005, 2004 and 2003	F-28
Notes to Combined Financial Statements	F-29

Report of Independent Registered Public Accounting Firm	F-34
Combined Statement of Financial Condition as of November 30, 2006	F-35
Combined Statement of Operations for the 11 months ended November 30, 2006	F-36
Combined Statement of Changes in Owner’s Equity for the 11 months ended November 30, 2006	F-37
Combined Statement of Cash Flows for the 11 months ended November 30, 2006	F-38
Notes to Combined Financial Statements	F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Highbury Financial Inc.

We have audited the accompanying consolidated balance sheets of Highbury Financial Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006 and the period from July 13, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highbury Financial Inc. and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006 and the period from July 13, 2005 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 21, 2007

Highbury Financial Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2005	December 31, 2006

Current assets:
Cash and equivalents	$36,902	$6,248,705
Accounts receivable (Note 14)	-	3,646,422
Prepaid expenses	-	221,220
Other current assets	-	13,670
Total current assets	36,902	10,130,017

Fixed assets, net (Notes 3, 4, 5)	-	573,534
Identifiable intangibles (Notes 3, 4)	-	26,753,000
Goodwill (Notes 3, 4)	-	9,673,412
Deferred registration costs (Note 4)	483,492	-
Deferred income taxes (Notes 4, 12)	-	87,276
Other long term assets	-	150,000

Total assets	$520,394	$47,367,239

Current liabilities:
Accounts payable and accrued expenses (Note 7)	$427,846	$2,269,470
Income taxes payable (Note 12)	-	242,089
Notes payable, stockholders (Note 8)	70,000	-
Total liabilities	497,846	2,511,559

Commitments and contingencies (Note 10)

Minority interest (Note 3)	-	626,901

Stockholders' equity (Notes 2, 3, 11):
Preferred stock, $0.0001 par value, authorized 1,000,000
shares; none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000
shares; 9,527,000 shares issued and outstanding as of
December 31, 2006 and 1,725,000 shares issued and
outstanding as of December 31, 2005	173	953
Additional paid-in capital	24,827	56,693,484
Retained earnings (Accumulated deficit)	(2,452)	(12,465,658)
Total stockholders' equity	22,548	44,228,779

Total liabilities and stockholders' equity	$520,394	$47,367,239

See Notes to Financial Statements

Highbury Financial Inc. and Subsidiary

Consolidated Statements of Operations

	Period from
	July 13, 2005
	(inception) to	Year Ended
	December 31, 2005	December 31, 2006

Revenue (Note 14)	$-	$3,828,100

Operating expenses:
Distribution and sub-advisory costs (Note 4)	$-	$(1,796,910)
Compensation and related expenses (Notes 3, 4)	-	(21,109,331)
Amortization of intangible assets	-	-
Depreciation and other amortization	-	-
Other operating expenses	(2,452)	(1,162,875)
Total expenses	(2,452)	(24,069,116)
Operating loss	(2,452)	(20,241,016)

Non-operating income:
Interest income	-	1,744,907
Total non-operating income	-	1,744,907

Loss before minority interest	(2,452)	(18,496,109)

Minority interest (Notes 3, 4)	-	6,647,715

Loss before provision for income taxes	(2,452)	(11,848,394)

Provision for income taxes (Note 12):
Current	-	(702,088)
Deferred – Intangible-related	-	(74,989)
Deferred – Other	-	162,265
Total income taxes	-	(614,812)

Net loss for the period	$(2,452)	$(12,463,206)

Weighted average shares outstanding, basic and diluted	1,725,000	9,045,773
Net loss per share, basic and diluted	$(0.00)	$(1.38)

See Notes to Financial Statements

Highbury Financial Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total

Sale of 1,725,000 shares of common stock to initial stockholders on August 1, 2005at $0.0145 per share (Note 5)	1,725,000	$173	$24,827	$-	$25,000

Net loss for the period	-	-	-	(2,452)	(2,452)

Balance at December 31, 2005	1,725,000	$173	$24,827	$(2,452)	$22,548

Sale of 166,667 units in a private placement	166,667	17	999,985	-	1,000,002

Sale of 7,743,333 units, net of underwriters' discount and offering expenses	7,743,333	774	42,777,533	-	42,778,307

Proceeds from issuance of underwriters' purchase option	-	-	100	-	100

Proceeds distributed upon conversion (108,000 shares)	(108,000)	(11)	(618,961)	-	(618,972)

Increase in capital related to grant of interest Aston	-	-	13,510,000	-	13,510,000

Net loss for the period	-	-	-	(12,463,206)	(12,463,206)

Balance at December 31, 2006	9,527,000	$953	$56,693,484	$(12,465,658)	$44,228,779

See Notes to Financial Statements

Highbury Financial Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Period from July 13, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006

Cash flows from operating activities:
Net loss for the period	$(2,452)	$(12,463,206)

Adjustments to reconcile net income to
net cash used in operating activities:
(Increase) / decrease in deferred taxes	-	(87,276)
Addback: expense related to grant of minority interest in Aston (Note 3)	-	20,784,615
Addback: minority interest	-	(6,647,715)

Changes in operating assets and liabilities:
(Increase) / decrease in accounts receivable	-	(3,646,422)
(Increase) / decrease in prepaid expenses	-	(221,220)
(Increase) / decrease in other current assets	-	(13,670)
(Increase) / decrease in other long term assets	-	(150,000)
Increase / (decrease) in accounts payable and accrued expenses	2,452	2,190,576
Increase / (decrease) in income taxes payable	-	242,089
Net cash used in operating activities	-	(12,229)

Cash flows from investing activities: (Note 3)
Payment for acquisition	-	(38,600,000)
Receipt of cash for working capital in acquisition	-	3,500,000
Payment of costs of the acquisition	-	(1,782,869)
Capital expenditures	-	(40,634)
Net cash used in investing activities	-	(36,923,503)

Cash flows from financing activities: (Note 2)
Proceeds from sale of shares of common stock	25,000	47,460,000
Proceeds from issuance of option	-	100
Proceeds from notes payable, stockholders	70,000	-
Payments of notes payable, stockholders	-	(70,000)
Payment of costs of public offering	(58,098)	(2,944,987)
Payment of deferred underwriting fees	-	(678,606)
Payment to shareholder electing conversion	-	(618,972)
Net cash provided by financing activities	36,902	43,147,535

Net increase in cash	36,902	6,211,803
Cash at beginning of period	-	36,902
Cash at end of period	$36,902	$6,248,705

Supplemental schedule of non-cash financing and investing activities:
Accrual of costs of public offering	$425,394	$-
Accrual of acquisition costs	-	76,443

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$462,146

See Notes to Financial Statements

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

1. Organization and Business Operations

Highbury Financial Inc. (“Highbury” or the “Company”) is an investment management holding company providing permanent capital solutions to mid-sized investment management firms. The Company pursues acquisition opportunities and seeks to establish accretive partnerships with high quality investment management firms. Highbury’s strategy is to provide permanent equity capital to fund buyouts from corporate parents, buyouts of founding or departing partners, growth initiatives, or exit strategies for private equity funds. This strategy includes leaving material equity interests with management teams to align the interests of management and Highbury’s shareholders and, in general, does not include integrating future acquisitions, although Highbury may execute add-on acquisitions for its current or future affiliates. The Company seeks to augment and diversify its sources of revenue by investment style, asset class, distribution channel, client type and management team.

The financial statements at December 31, 2006 and for the year ended December 31, 2006 and at December 31, 2005 and for the period from July 13, 2005 (inception) to December 31, 2005 have been audited and include the accounts of Highbury and its majority-owned subsidiary, Aston Asset Management LLC (“Aston”). On November 30, 2006, Highbury and Aston completed the acquisition of the U.S. mutual fund business of ABN AMRO Asset Management Holdings, Inc. (“AAAMHI”) from AAAMHI and certain of its affiliates. See Note 3 for additional information. Until November 30, 2006, Highbury was a corporation in the development stage. Upon the completion of the acquisition the Company ceased to be a corporation in the development stage.

The financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The consolidated financial statements include the accounts of Highbury and Aston, in which the Company has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Highbury owns 65% of Aston and is its manager member. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses, including compensation, while the remaining portion of revenue is allocable to the Company and the other members, with a priority to Highbury. The portion of the income of Aston allocated to owners other than Highbury (eight individuals collectively referred to herein as the “Management Members”) is included in minority interest in the Consolidated Statements of Income. Minority interest on the Consolidated Balance Sheets includes capital and undistributed income owned by the Management Members of Aston. All material intercompany balances and transactions have been eliminated.

2. Initial Public Offering

Highbury Financial Inc. was incorporated in Delaware on July 13, 2005 to acquire, or acquire control of, operating businesses in the financial services industry that may provide significant opportunities for growth, with a particular focus on investment management and securities firms (“Business Combination”).

The registration statement for the Company's initial public offering ("Offering") was declared effective January 25, 2006. The Company consummated the Offering, including full exercise of the over-allotment option, on January 31, 2006 and February 3, 2006, respectively. Simultaneously with the Offering, all of the Company's stockholders prior to the Offering (the “Initial Stockholders”), including all of the officers and directors of the Company, purchased an aggregate of 166,667 units from the Company in a private placement (the “Private Placement”). The units sold in the Private Placement were identical to the units sold in the Offering, but the purchasers in the Private Placement waived their rights to conversion and to receipt of distribution on liquidation in the event the Company did not complete a Business Combination.

The Company sold 7,910,000 units ("Units") in the Private Placement and the Offering, which included the 1,010,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company's common stock, $0.0001 par value (“Common Stock”), and two redeemable common stock purchase warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing January 25, 2007 and expiring four years from the effective date of the Offering (January 25, 2010). The Warrants will be redeemable, at the Company's option, at a price of $0.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the Common Stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Separate trading of the Common Stock and Warrants underlying the Company’s Units was permitted on February 21, 2006 and commenced on March 1, 2006.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

Under the terms of the Warrants, the Company is required to use its best efforts to maintain the effectiveness of the registration statement covering the shares of Common Stock underlying the Warrants. However, the Company is not obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant. The Company entered into an Amended and Restated Clarification Agreement on December 15, 2006, which clarifies that in no event (whether in the case of a registration statement not being effective or otherwise) is the Company required to net cash settle the Warrants. Consequently, the Warrants will expire unexercised and unredeemed if there is no effective registration statement covering the shares of Common Stock issuable upon exercise of the Warrants.

In connection with the Offering, the Company issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. The option is exercisable beginning on January 25, 2007 and expires on January 25, 2010. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. The Company estimates that the fair value of this option was approximately $423,000 ($1.26 per Unit) using a Black-Scholes option pricing model. The fair value of the option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 29.0%, (2) risk-free interest rate of 4.34% and (3) expected life of four years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $6.25 per share.

The holder of the unit purchase option is not entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. On December 15, 2006, the Company entered into Amended Unit Purchase Options, which clarify that the option and underlying Warrants will expire unexercised and unredeemed if there is no effective registration statement covering the securities issuable upon exercise of the option. In addition, there are no circumstances under which the Company is required to net cash settle the purchase option or the underlying Warrants.

The Company received proceeds from the Private Placement and the Offering, net of the underwriters’ discount and commissions and offering expenses, of approximately $43,783,582. An amount of $42,616,234 of the net proceeds of the Offering and the Private Placement and approximately $673,333 of compensation for the underwriters of the Offering, which was deferred until the consummation of a Business Combination (net of approximately $0.11 for each share of common stock converted in connection with the Business Combination as described below) but which would be forfeited if a Business Combination was not consummated, was placed in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds were only invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) have been used to pay for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses of the Company.

On April 20, 2006, the Company and Aston (together with Highbury, the “Highbury Entities”), entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with AAAMHI, ABN AMRO Investment Fund Services, Inc. (“AAIFS”), ABN AMRO Asset Management, Inc., (“AAAMI”), Montag & Caldwell, Inc., (“Montag”), Tamro Capital Partners LLC, (“TAMRO”), Veredus Asset Management LLC, (“Veredus”), and River Road Asset Management, LLC, (“River Road” and together with AAAMHI, AAIFS, AAAMI, Montag, TAMRO and Veredus individually referred to as a “Seller” and collectively as “Sellers”) to acquire substantially all of the Sellers’ business of providing investment advisory, administration, distribution and related services to the U.S. mutual funds (the “Target Funds”) specified in the Asset Purchase Agreement (collectively, the “Business”). After entering into the Asset Purchase Agreement, Highbury submitted the transaction for stockholder approval.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

The Initial Stockholders agreed to vote their 1,725,000 founding shares of common stock (Note 11), as well as the 166,667 shares of common stock included in the units they purchased in the Private Placement, in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After the consummation of the Business Combination, these voting safeguards are no longer applicable.

With respect to a Business Combination which was approved and consummated, any Public Stockholder who voted against the Business Combination had the right to demand that the Company convert his shares. The per share conversion price was equal to the amount in the Trust Account, net of taxes payable, calculated as of two business days prior to the consummation of the Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Such Public Stockholders were entitled to receive their per-share interest, net of taxes payable, in the Trust Account computed excluding the shares held by Initial Stockholders.

The stockholders approved the Business Combination at the Company’s annual meeting of stockholders on November 27, 2006, and the Business Combination was subsequently consummated on November 30, 2006. The Company used approximately $40,459,312 of the proceeds of the Offering and the Private Placement to consummate the Business Combination with the Sellers. In connection with the consummation of the Business Combination, the Company converted 108,000 shares to cash for one Public Stockholder at a cost of $618,972, or approximately $5.73 per share. These shares were subsequently retired by the Company. On November 30, 2006, the Company paid the underwriters approximately $678,606, inclusive of the deferred interest, net of taxes payable, and less approximately $11,670 for the shares of common stock which were converted. The Company has recorded the deferred underwriting fees payable to the underwriters as an expense of the public offering resulting in a charge directly to stockholders' equity. See Note 3 for more information about the acquisition.

3. Acquisition

Summary of the Acquisition

On April 20, 2006, the Highbury Entities entered into the Asset Purchase Agreement with the Sellers to acquire substantially all of the Sellers’ business of providing investment advisory, administration, distribution and related services to the Target Funds. Upon the consummation of the Business Combination on November 30, 2006, the Highbury Entities acquired 100% of the assets necessary to operate the Business. Highbury owns a 65% interest in Aston, and eight employees of Aston own the balance of the membership interests. The Highbury Entities did not acquire any research and development assets in the acquisition. The results of the Business are included in Highbury’s consolidated statement of operations from December 1, 2006 through December 31, 2006.

Upon the consummation of the Business Combination, substantially all of the Business’ management and staff were hired by Aston. A senior officer of AAAMHI and three other individuals also joined Aston in connection with the acquisition of the Business. In connection with the consummation of the Business Combination, Aston entered into agreements with each of the Sellers that previously managed the Target Funds pursuant to which each such Seller now acts as a sub-advisor to the applicable Target Fund. In connection with the consummation of the Business Combination, Aston re-branded the Target Funds as the Aston Funds. Pursuant to the Asset Purchase Agreement, the Sellers have agreed not to terminate these agreements for a period of five years following the consummation of the Business Combination.

Aston provides investment advisory services to a family of 20 no-load, open-end mutual funds which managed approximately $5.5 billion in client assets as of December 31, 2006. Aston’s mutual fund platform is built upon providing advisory, sales, marketing, compliance and operating resources to mutual funds using sub-advisers that produce institutional quality investment products. Aston also has a separate account management platform with approximately $199 million of assets under management as of December 31, 2006.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

Purchase Price Allocation

The Highbury Entities purchased the Business from the Sellers for a cash payment of $38,600,000 at the closing. Highbury did not issue any equity interests to the Sellers in connection with the transaction. The purchase price and the other costs of the acquisition of the acquired business are allocated based on the fair value of net assets acquired. In addition to the purchase price, Highbury incurred approximately $1,859,312 of costs directly attributable to the transaction. As such, the total cost of the acquisition was as follows:

Costs of the acquisition:
Purchase price	$38,600,000
Transaction costs	1,859,312
Total costs	$40,459,312

Highbury has determined that the allocation of the fair values of the assets acquired in the transaction is as follows:

Allocation of assets received in the acquisition:
Identifiable intangibles (mutual fund advisory contract)	$26,753,000
Goodwill	9,673,412
Working capital (cash)	3,500,000
Receivable from Sellers	301,989
Fixed assets	230,911
Total costs	$40,459,312

The purchase price (i) excludes up to $3.8 million that will be payable if the annualized investment advisory fee revenue generated under investment advisory contracts for the six months prior to the second anniversary of the closing of the acquisition exceeds $41.8 million and (ii) includes up to $3.8 million that will be refundable if the annualized investment advisory fee revenue generated under investment advisory contracts for the six months prior to the second anniversary of the closing of the Business Combination is less than $34.2 million. This increase or decrease in consideration will be recorded when the contingency is resolved and additional consideration is receivable or refundable. Highbury will record any additional consideration issued as an additional cost of the acquired entity and such amount will increase the allocation to goodwill. If Highbury receives a refund of amounts paid, the amount refunded will be recorded as a decrease in the cost of the acquired entity and such amount will decrease the allocation to goodwill.

Acquired Assets

The assets acquired in the Businesses Combination are accounted for under the purchase method of accounting and recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as increases in identifiable intangibles and goodwill. The results of operations of the Business have been included in the Consolidated Financial Statements beginning as of December 1, 2006.

The Company has determined that the acquired mutual fund advisory contract meets the indefinite life criteria outlined in FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), because the Company expects both the contract and the cash flows generated by the contract to continue indefinitely due to the likelihood of continued renewal at little or no cost. Accordingly, the Company does not amortize this intangible asset, but instead assesses, each reporting period, whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the Company determines the indefinite life criteria are no longer met, the Company will amortize the asset over its remaining useful life. The Company reviews this asset for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded intangible asset may be impaired. If Highbury concludes that the carrying value of the asset exceeds its fair value, an impairment loss will be recorded in an amount equal to any such excess.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

The excess of purchase price for the acquisition of the Business over the fair value of net assets acquired, including the acquired mutual fund advisory contract, is reported as goodwill. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess.

The balance of the fixed assets acquired will be depreciated on a straight-line basis over their useful lives.

For income tax purposes, Highbury expects to amortize $36,426,412 of goodwill and intangibles over a 15-year period.

Limited Liability Company Agreement

Highbury formed Aston Asset Management LLC on April 19, 2006 and became the sole member of Aston. In connection with Highbury and Aston entering into the asset purchase agreement, the limited liability company agreement of Aston was amended and the Management Members were admitted as members of Aston. Highbury owns 65% of the membership interests of Aston, and the Management Members own 35% of the membership interests of Aston.

Pursuant to the limited liability company agreement, 72% of the revenues (the “Operating Allocation”) of Aston is used to pay operating expenses of Aston. The remaining 28% of the revenues the (the “Owners’ Allocation”), of Aston is allocated to the owners of Aston. The Owners’ Allocation is allocated among the members of Aston according to their relative ownership interests. Currently, 18.2% of total revenue is allocated to Highbury and 9.8% of total revenue is allocated to the Management Members.

Highbury’s contractual share of revenues has priority over the distributions to the Management Members in the event Aston’s actual operating expenses exceed the Operating Allocation. As a result, excess expenses first reduce the portion of the Owners’ Allocation allocated to the Management Members until the Management Members’ allocation is eliminated, then Highbury’s allocation is reduced. Any reduction in the distribution of revenues to be paid to Highbury is required to be paid to Highbury out of any future excess Operating Allocation and the portion of future Owners’ Allocation allocated to the Management Members with interest.

Pro Forma Financial Results

Unaudited pro forma financial results are set forth below, giving consideration to the Business Combination, as if the transaction had occurred as of the beginning of 2006 and as of the beginning of 2005.

	Year Ended December 31,
	2005	2006

Revenue	$48,927,074	$42,304,982
Net loss	(20,654,285)	(11,707,229)
Earnings per share – basic	$(2.17)	$(1.23)

In 2005, the acquired business recorded a goodwill impairment of $13.3 million and an intangible asset impairment of $10.4 million. These impairment charges are expected to be non-recurring in nature. The facts and circumstances leading to the impairment charges to goodwill and intangible assets relate to AAAMHI’s assessment of declines in net assets in the Target Funds resulting from net share redemptions and unfavorable investment performance trends in 2005. The fair value of the acquired business used to determine the impairment of goodwill was determined with reference to the expected proceeds to be received upon the sale of the acquired business to Highbury. The fair value of the intangible asset related to the investment management contracts used to determine the amount of impairment of the intangible asset was determined based on a discounted cash flow analysis of the acquired contracts. No impairment of goodwill or intangibles was determined to be required for periods prior to 2005. In 2006, Aston recorded a one-time, non-cash compensation expense of $20.8 million in connection with the grant of a 35% membership interest in Aston to the Management Members.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

4. Significant Accounting Policies

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes, including intangible assets and goodwill, liabilities for losses and contingencies and income taxes. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Certain cash accounts are maintained at large financial institutions and, at times, may exceed federally insured limits.

Restricted Cash

Under the terms of the letter of credit provided to the lessor in connection with Aston’s lease agreement, the Company is required to maintain $150,000 on deposit with the bank.

Fixed Assets

Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures generally range from three to eleven years. Computer software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, generally three years or less. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Leasehold improvements are amortized over the shorter of their expected useful lives or the remaining term of the lease for which they are incurred.

The balance of fixed assets as of December 31, 2006 does not reflect any accumulated depreciation. The Company will begin depreciating its fixed assets once they are in use in Aston’s new location. Under the terms of Highbury’s credit facility (Note 9), these fixed assets are collateral for borrowings under the credit facility.

Goodwill and Intangible Assets

The purchase price and the capitalized transaction costs incurred in connection with the acquisition of the Business, are allocated based on the fair value of the assets acquired, which is primarily the acquired mutual fund advisory contract. In determining the allocation of the purchase price to the acquired mutual fund advisory contract, Highbury has analyzed the present value of the acquired business’ mutual fund advisory contract based on a number of factors including: the acquired business’ historical and potential future operating performance; the historical and potential future rates of new business from new and existing clients and attrition among existing clients; the stability and longevity of existing advisory and sub-advisory relationships; the acquired business’ recent, as well as long-term, investment performance; the characteristics of the acquired business’ products and investment styles; the stability and depth of the management team; and the acquired business’ history and perceived franchise or brand value.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

The Company has determined that the acquired mutual fund advisory contract meets the indefinite life criteria outlined in FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), because the Company expects both the contract and the cash flows generated by the contract to continue indefinitely due to the likelihood of continued renewal at little or no cost. Accordingly, the Company does not amortize this intangible asset, but instead assesses, each reporting period, whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the Company determines the indefinite life criteria are no longer met, the Company will amortize the asset over its remaining useful life. The Company reviews this asset for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded intangible asset may be impaired. If Highbury concludes that the carrying value of the asset exceeds its fair value, an impairment loss will be recorded in an amount equal to any such excess.

The excess of purchase price for the acquisition of the Business over the fair value of net assets acquired, including the acquired mutual fund advisory contract, is reported as goodwill. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess.

Deferred Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. During the Company’s development stage, which ended on November 30, 2006, many of its expenses were not deductible for income tax purposes. Since the Company is no longer in the development stage, most of its expenses are currently deductible for income tax purposes. The Company will amortize the non-deductible expenses it incurred during its development stage for income tax purposes over the next 15 years. A valuation allowance may be established when necessary to reduce deferred tax assets to the amount expected to be realized. Highbury’s deferred income taxes principally relate to the amortization of intangible assets and non-deductible expenses.

Minority Interest

Highbury owns 65% of Aston and is its manager member. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses, including compensation (the Operating Allocation), while the remaining portion of revenue (the Owners' Allocation) is allocable to the Company and the other members, with a priority to Highbury. The portion of the income or loss of Aston allocated to owners other than Highbury is included in minority interest in the Consolidated Statements of Income. Minority interest on the Consolidated Balance Sheets includes capital and undistributed income owned by the Management Members.

Revenue Recognition

Highbury derives its operating revenues from Aston, its majority-owned subsidiary. Highbury also earns interest income on its cash balances.

Aston earns investment advisory and administrative fees for services provided to the Aston Funds, six money market funds advised by AAAMHI and a limited number of separately managed accounts. These fees are primarily based on predetermined percentages of the market value of the assets under management and are billed in arrears of the period in which they are earned. These fees are recognized over the period in which services are performed unless facts and circumstances would indicate that collectibility of the fees is not reasonably assured. Expense reimbursements to certain of the Aston Funds in accordance with agreements are reported as an offset to investment advisory fees.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

Substantially all of Aston’s revenues are derived from the Aston Funds for which Aston is the investment advisor. Management has determined that no allowance for doubtful accounts is necessary due to all fees being collected within one month from the date of invoice.

Distribution and Advisory Costs

Included in distribution and advisory costs in the accompanying financial statements are fees paid to the Sellers and other non-affiliated entities pursuant to contracts related to the management and distribution of the Aston Funds and managed account assets. Such costs are recorded in the period incurred. Aston pays five affiliates of AAAMHI (AAAMI, Montag, TAMRO, Veredus and River Road) investment advisory fees pursuant to management contracts with these entities under which the affiliates provide investment sub-advisory services to the Aston Funds. Aston also pays four third-party investment management firms, MFS Institutional Advisors, Inc., Optimum Investment Advisors, LLC, Taplin, Canida & Habacht, Inc. and McDonnell Investment Management LLC, investment sub-advisory fees pursuant to management contracts with these entities under which these firms provide investment sub-advisory services to six of the Aston Funds. Aston has entered into nearly 400 selling/service agreements through which independent third parties sell the Aston Funds and/or provide other services to their clients in exchange for certain payments. Unless paid pursuant to the Aston Funds’ Rule 12b-1 Plan, these payments, as well as certain sales and marketing costs, are included within distribution and sub-advisory costs.

Compensation and Related Expenses

Upon consummation of the transaction, as a result of the amendment to the limited liability company agreement to admit the Management Members, Aston recorded a one-time, non-cash compensation charge of approximately $20,784,615 for the value of such ownership interests. Since none of the Management Members had any pre-transaction ownership interest in the acquired business, the value of the ownership grant was deemed to be compensatory in nature and not purchase price consideration. To establish the compensation charge for financial reporting purposes, the Company used an asset-based approach. Based on the purchase price of $38.6 million, the Company determined that the minimum value of Highbury’s 65% manager membership interest in Aston was $38.6 million, and therefore the minimum valuation for 100% of Aston was approximately $59.4 million. Highbury then concluded that the value of the Management Members’ 35% interest was equal to the difference between these two values. To conclude that this charge was reasonable, Highbury reviewed several additional analyses including an income-based valuation approach and the fairness opinion provided by Capitalink, L.C. in connection with the determination by our board of directors to submit the acquisition to our stockholders for approval.

Leases

Aston currently leases office space for its primary office in Chicago and for two satellite offices in New Jersey and California under various leasing arrangements. As these leases expire, it can be expected that in the normal course of business they will be renewed or replaced. All leases and subleases are accounted for under Statement of Financial Accounting Standard ("FAS") No. 13, "Accounting for Leases." These leases are classified as operating leases. Most lease agreements classified as operating leases contain renewal options, rent escalation clauses or other inducements provided by the landlord. Rent expense is accrued to recognize lease escalation provisions and inducements provided by the landlord, if any, on a straight-line basis over the lease term.

Loss Contingencies

Highbury accrues estimates for loss contingencies related to legal actions, investigations and proceedings when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Currently, the Company is unaware of any legal actions, investigations or proceedings which could result in a loss to Highbury. As such, the Company has not accrued for any such contingencies.

Loss Per Common Share

Loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The dilutive effects of the Company’s 15,820,000 outstanding Warrants and the 336,667 Units included in the underwriters’ purchase option have not been considered in diluted loss per share calculations for the periods because in each period Highbury had a net loss, and the effect would be anti-dilutive.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

Deferred Registration Costs

Deferred registration costs consist of legal, accounting and other fees incurred through the balance sheet date that were related to the Offering and that were charged to capital upon the consummation of the Offering.

Fair Value

Financial Accounting Standard No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires Highbury to disclose the estimated fair values for certain of its financial instruments. Financial instruments include items such as accounts receivable, accounts payable, loans, interest rate contracts, notes payable and other items as defined in FAS 107.

Fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices are used when available; otherwise, management estimates fair value based on prices of financial instruments with similar characteristics or by using valuation techniques such as discounted cash flow models. Valuation techniques involve uncertainties and require assumptions and judgments regarding prepayments, credit risk and discount rates. Changes in these assumptions will result in different valuation estimates. The fair value presented would not necessarily be realized in an immediate sale nor are there typically plans to settle liabilities prior to contractual maturity. Additionally, FAS 107 allows companies to use a wide range of valuation techniques; therefore, it may be difficult to compare the Company's fair value information to other companies' fair value information.

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these instruments.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has determined that the Company operates in one business segment, namely as an investment adviser managing mutual funds and separate accounts.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows.

Recent Accounting Pronouncements

Income Taxes:
The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN 48 will have on the Company’s results of operations and financial position. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings accumulated during the development stage on January 1, 2007.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

Fair Value Option for Financial Assets and Financial Liabilities:
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating this standard and its impact, if any, on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

5. Fixed Assets and Lease Commitments

Fixed assets consisted of the following:

At December 31,
2006

Office furniture receivable	$250,000
Computer equipment	123,011
Computer equipment receivable	51,989
Office equipment	86,400
Leasehold improvements	40,634
Computer software	21,500
Fixed assets	$573,534

In connection with the Business Combination, the Sellers agreed to purchase up to $250,000 of office furniture and up to $175,000 of computer equipment for Aston. As of December 31, 2006, Aston has received only $123,011 of computer equipment under this arrangement, so the outstanding balances are reported as receivables. The Company received the balance of the fixed assets under this arrangement in January 2007.

Highbury did not incur any rent expense in 2005. Rent expense in 2006, which totaled $32,713, was solely related to Aston’s operations in 2006. Aston currently leases office space for its primary office in Chicago and for two satellite offices in New Jersey and California under various leasing arrangements. The lease for the office in New Jersey expires in May 2007. The lease for the office in California is on a month-to-month basis. At December 31, 2006, the Company's aggregate future minimum payments for the Chicago lease, which carries an eleven year term, are payable as follows:

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

Year ending December 31,	Required Minimum Payments	Annual Lease Expense

2007	$17,412	$206,564
2008	215,474	219,174
2009	222,003	219,174
2010	228,533	219,174
2011	235,062	219,174
Thereafter	1,279,257	1,114,481
Total	$2,197,741	$2,197,741

In addition to the base rent, Aston is required to pay its pro rata share of the real estate taxes and operating expenses of its building. The figures in the table above reflect the base annual rent payments and the base annual rent expense on a straight line basis in accordance with SFAS 13. Under the terms of Aston’s lease, Aston is entitled to an abatement of the base rent and real estate taxes and operating expenses for a period of 11 months at the beginning of the lease term. This abatement period will end in December 2007. Management has estimated that the abatement relating to real estate taxes and operating expenses is approximately $190,000. In addition, the lessor will contribute approximately $500,000 to the construction costs in connection with the build-out of the office space. This construction allowance and the aforementioned abatement of the real estate taxes and operating expenses will be recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease in accordance with SFAS 13. The amortization of these deferred rent amounts are not included in the annual rent expense schedule above. Also, Aston has an option to extend the lease under the same terms and conditions for a single additional five-year period.

6. Benefit Plans

Highbury does not have any benefit plans.

In 2006, Aston established a qualified defined contribution retirement plan covering substantially all of its full-time employees. Under the plan, Aston is able to make discretionary contributions for the benefit of qualified plan participants up to IRS limits. The consolidated expense related to Aston’s plan in 2006 was $1,200.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	At December 31,	At December 31,
	2005	2006

Payable to sub-advisors	$—	$1,556,961
Payable to brokers	—	239,949
Other payables	427,846	472,560
	$427,846	$2,269,470

8. Notes Payable, Stockholders

The Company issued unsecured promissory notes in the aggregate amount of $70,000 to all of its Initial Stockholders. The notes were non-interest-bearing and were repaid immediately following the consummation of the Offering from the net proceeds of the Offering.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

9. Credit Facility

Highbury entered into a credit agreement with City National Bank on August 21, 2006, which provides for a revolving line of credit of up to $12.0 million. On November 9, 2006, the Company entered into a new credit agreement with City National Bank which amended and restated the initial credit agreement to amend the definitions of debt and net worth to exclude the effects of accounting for the Company’s outstanding common stock warrants and the underwriters’ unit purchase option as liabilities. Highbury subsequently determined that it should account for these securities as equity. The credit facility will be used for working capital, general corporate purposes and repurchases of the Company’s outstanding securities, if appropriate.

The Company’s borrowing under the credit facility bears interest, at Highbury’s option, at either the fluctuating prime rate minus 0.50% or LIBOR plus 1.50%. In addition, Highbury will pay annually a fee of 0.25% on the average daily balance of the unused portion of the credit facility. The Company will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on October 31, 2007.

The credit facility is secured by all of our assets and contains customary and appropriate affirmative and negative covenants for financings of its type (subject to customary exceptions). The financial covenants include a maximum total leverage ratio of 2.0x EBITDA and a minimum net worth of $20 million. Other covenants will, among other things, limit our ability to incur liens or other encumbrances, make certain investments, dispose of assets, enter into mergers or acquisitions and incur indebtedness.

There were no borrowings outstanding under this facility at any point in 2006, including at December 31, 2006. Highbury has maintained compliance with the applicable covenants of this facility.

10. Commitments and Contingencies

The Asset Purchase Agreement provides for a contingent adjustment payment payable in cash shortly after the second anniversary of the closing of the Business Combination. In the event the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Target Funds or any other funds advised by Aston and sub-advised by the Sellers for the six months prior to the second anniversary of the date of the closing of the acquisition, or the Target Revenue:

•	exceeds $41.8 million, Aston and Highbury will collectively pay to AAAMHI the difference between the Target Revenue and $41.8 million, up to a total aggregate payment of $3.8 million; or
•	is less than $34.2 million, AAAMHI will pay to Aston and Highbury the difference between the $34.2 million and the Target Revenue, up to a total aggregate payment of $3.8 million.

The future annualized revenue will be determined based on the definition of “Approved Target Funds” which includes the existing funds and new funds or classes of funds which are advised by Aston and sub-advised by the Sellers. As a result, in the event that Highbury were to acquire other mutual fund investment managers and the trustees of those mutual funds were to retain sub-advisers affiliated with the Sellers, such revenues would be counted for purposes of calculation of the future annualized revenue. For the six-month period ended December 31, 2006 the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Target Funds was $39.0 million. As such, Highbury has not accrued any liability for this contingency.

The Company presently occupies office space provided by an affiliate of several of our Initial Stockholders. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on January 26, 2006. The statement of operations for the year ended December 31, 2006 includes $83,952 related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

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

The founding shares have been placed in escrow until the earliest of: (1) January 25, 2009; (2) the Company's liquidation; and (3) the consummation of a liquidation, merger or stock exchange, stock purchase or other similar transaction which results in all of the Company's stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the escrow period, the Initial Stockholders may not sell or transfer their founding shares except among the Initial Stockholders, to their spouses and children or trusts established for their benefit, by virtue of the laws of decent and distribution upon the death of any Initial Stockholder or pursuant to a qualified domestic relations order, but the Initial Stockholders retain all other rights as stockholders, including, without limitation, the right to vote their shares and receive cash dividends, if declared.

The Company paid fees and issued securities to the underwriters in the Offering as described above in Note 2.

Highbury and Aston are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or Aston. Highbury and Aston establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management is not aware of any claims, legal proceedings and other contingencies that could result in a loss to Highbury or Aston. As such, no contingencies have been accrued.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2006, no shares of preferred stock have been issued.

Common Stock

The Company’s initial stockholders purchased 1,500,000 common shares for $25,000 on August 1, 2005. On January 13, 2006, the Board of Directors authorized a stock dividend of 0.15 shares of common stock for each share of common stock outstanding, bringing the initial outstanding shares to 1,725,000. All references in the accompanying financial statements to the number of shares of stock outstanding have been retroactively restated to reflect the stock dividend. The Company sold 7,910,000 Units in the Private Placement and the Offering, which included all of the 1,010,000 Units subject to the underwriters’ over-allotment option. Included in these Units were one share of common stock and two warrants to purchase shares of common stock. In connection with the consummation of the Business Combination, the Company repurchased 108,000 shares from one Public Stockholder. As of December 31, 2006, 9,527,000 shares of common stock, par value $0.0001 per share, are issued and outstanding.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

Common Stock Commitments

At December 31, 2006, 15,820,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants and 1,010,001 shares of common stock were reserved for issuance upon exercise of the underwriters' unit purchase option. Upon exercise of the underwriters’ unit purchase option, the underwriters will receive 336,667 Units, each of which will include one share of common stock and two warrants to purchase shares of common stock.

12. Income Taxes

The provisions for income taxes for the period from July 13, 2005 (inception) through December 31, 2005 and for the year ended December 31, 2006 consist of the following:

	July 13, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006
Current
Federal	$(148)	$614,365
State	(21)	87,723
Valuation Allowance	169
Deferred
Federal	(647)	(75,575)
State	(93)	(10,792)
Valuation Allowance	740
Reversal of Valuation Allowance	—	(909)
	$—	$614,812

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes for the year ended December 31, 2006 is as follows:

Statutory federal income tax rate	(34.00)%
State tax net of federal benefit	(3.06)
Permanent difference related to grant of 35% interest in Aston	42.25
Effective income tax rate	5.19%

The sources of the net deferred tax asset are as follows:

	December 31, 2005	December 31, 2006
Expenses deferred for income tax purposes	$(909)	$163,172
Amortization of goodwill for income tax purposes	—	(74,989)
Amortization of deferred expenses	—	(907)
Valuation allowance	909	—
Net deferred income taxes	$—	$87,276

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

During 2006, the Company began to generate taxable income and therefore is no longer recording a valuation allowance against its deferred tax assets. Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets. The Company amortizes its acquired intangible assets over a 15-year period for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. Highbury amortized $202,369 related to the goodwill and intangible assets in December 2006. Additionally, at November 30, 2006, when Highbury ceased to be a corporation in the development stage, the Company had total deferred expenses of $440,342 that will be amortized to tax purposes over a 15-year period. These expenses were currently deductible for financial statement purposes during Highbury’s development stage but were not deductible for tax purposes. Highbury amortized $2,446 of this deferred expense in December 2006.

13. Earnings Per Share

The calculation of basic earnings per share is based on the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is similar to basic earnings per share, but adjusts for the effect of the potential issuance of incremental shares of the Company's common stock. The following is a reconciliation of the numerator and denominator used in the calculation of earnings per share available to common stockholders.

	Year Ended December 31,
	2005	2006
Numerator:
Net loss	$(2,452)	$(12,463,206)

Denominator:
Average shares outstanding – basic and diluted	1,725,000	9,045,773

As of December 31, 2006, the Company’s dilutive instruments outstanding include 15,820,000 Warrants which may be exercised after January 25, 2007 and 336,667 Units included in the underwriters’ purchase option. There are no effects of dilutive instruments included in the 2005 calculation because the Warrants were not issued and outstanding until after the Offering in January of 2006. There are no effects of dilutive instruments included in the 2006 calculation because the Company had a net loss, primarily resulting from the compensation charge related to the grant of a minority interest in Aston, and the effect of the Warrants would be anti-dilutive. If the Company had generated net income in 2006, the dilutive effect of the Warrants would have increased average shares outstanding - diluted by 193,260 to 9,239,033. The dilutive effect of the Warrants is calculated using the treasury stock method and the average share price during the period. The Warrants are described in more detail in Note 2.

14. Related Party Transactions

Highbury’s Board of Directors has adopted certain policies and procedures for the review, approval and ratification of related party transactions, which the Company refers to as the Related Person Policy. Among other things, the Related Party Policy provides that any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Highbury (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest, must be reported to the Company’s board of directors prior to the consummation or amendment of the transaction. A related person, as defined in the Related Party Policy, means any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of Highbury’s voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. The Company’s Board of Directors reviews these related party transactions and considers all of the relevant facts and circumstances available to the board, including (if applicable) but not limited to: the benefits to Highbury; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The Board of Directors may approve only those related party transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the board determines in good faith. At the beginning of each fiscal year, the board will review any previously approved or ratified related party transactions that remain ongoing and have a remaining term of more than six months. The Board will consider all of the relevant facts and circumstances and will determine if it is in the best interests of Highbury and its stockholders to continue, modify or terminate these related party transactions.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

As of December 31, 2006, the Company has extended $840,000 through four promissory notes to Aston to fund Aston’s initial formation and operating expenses. Pursuant to Aston’s mutual fund advisory contracts with the Aston Funds, Aston receives its revenue at the beginning of each month for the services provided in the prior month. As such, Aston incurred operating expenses for the month of December 2006 before it received its first revenue from the Aston Funds. The promissory notes accrue interest per annum at a rate equal to the prime lending rate then in effect as reported by JPMorgan Chase on the unpaid principal amount outstanding from time to time. As of December 31, 2006, there was approximately $5,366 in accrued interest on the promissory notes. The principal, and accrued interest thereon, of the notes is subject to mandatory prepayment prepaid from all monies allocated as Owners’ Allocation that is payable to the Management Members and all monies allocated as Operating Allocation prior to any distributions by Aston to the Management Members. These notes and the interest income related to the notes have been eliminated in the consolidation of Highbury’s financial results.

Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer, is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President, is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer, is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties as such are defined in Financial Accounting Standard No. 57 (“FAS 57”), “Related Party Disclosures.” In December 2006, Aston earned advisory fees of $3,337,351 and administrative fees of $432,886 from the Aston Funds. These fees, in total, accounted for approximately 98% of Aston’s total revenue in 2006. As of December 31, 2006, the Company’s balance sheet includes accounts receivable of $3,559,692 associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees were earned. There were no similar fees or receivables recorded in connection with this relationship in 2005.

Highbury has engaged Berkshire Capital Securities LLC (“Berkshire Capital”) to act as a non-exclusive financial advisor in connection with possible future acquisitions. In such capacity, Berkshire Capital will assist the Company in structuring, negotiating and completing acquisitions of targets identified by Highbury and acknowledged by both Highbury and Berkshire Capital as being subject to Berkshire Capital’s engagement. If the Company enters into an agreement to acquire such a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then the Company will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, Highbury will pay Berkshire Capital $200,000 which will be credited against the success fee. Highbury will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct. The Company engaged Berkshire Capital in the first quarter of 2007.

Highbury Financial Inc. and Subsidiary

Notes to Audited Consolidated Financial Statements

The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Berkshire Capital $7,500 per month for such services commencing on January 26, 2006. The statement of operations for the year ended December 31, 2006 includes $83,952 related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

15. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations of the Company for the year ended December 31, 2006 and for the period from July 13, 2005 (inception) through December 31, 2005.

	2005	2005	2006	2006	2006	2006
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	—	—	—	—	—	3,828,100
Operating loss	(456)	(1,996)	(90,153)	(170,521)	(147,649)	(19,832,693)
Income (loss) before income taxes	(456)	(1,996)	154,350	306,897	319,353	(12,628,994)
Net income (loss)	(456)	(1,996)	97,155	194,082	201,013	(12,955,456)
Earnings per share – basic and diluted	(0.00)	(0.00)	0.01	0.02	0.02	(1.35)

The Company’s activities in 2005 were limited exclusively to preparing for the Offering. During the first eleven months of 2006, Highbury had no operations other than its acquisition activities, and its only source of income was interest income earned on the cash balances held outside the Trust Account and investment income earned on the Trust Account. Upon the consummation of the Business Combination on November 30, 2006, Aston began generating operating revenue. In connection with the grant of a 35% interest in Aston to the Management Members, Aston recorded a one-time, non-cash compensation expense of approximately $20.8 million in the fourth quarter of 2006.

Report of Independent Auditors

The Board of Directors
ABN AMRO Asset Management Holdings, Inc.

We have audited the accompanying combined statements of financial condition of the U.S. Mutual Fund Business of ABN AMRO Asset Management Holdings, Inc. (the Business) as of December 31, 2005 and 2004, and the related combined statements of operations, changes in owner’s equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Business’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Business’ internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Business’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the U.S. Mutual Fund Business of ABN AMRO Asset Management Holdings, Inc. at December 31, 2005 and 2004, and the combined results of its operations, changes in its owner’s equity and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Ernst & Young LLP

Chicago, Illinois
May 25, 2006

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statements of Financial Condition

December 31, 2005 and 2004

	2005	2004
Assets
Cash and cash equivalents	$5,239,747	$3,158,266
Advisory and administrative fees receivable	4,074,486	4,193,370
Goodwill	10,518,750	23,862,800
Other intangible assets	22,045,000	32,470,533
Other assets	1,635	3,159
Total assets	$41,879,618	$63,688,128
Liabilities and owner’s equity
Accounts payable—affiliates	$2,266,559	$2,844,195
Accrued compensation and benefits	648,625	943,836
Other accrued liabilities	954,318	478,959
Total liabilities	3,869,502	4,266,990
Owner’s equity	38,010,116	59,421,138
Total liabilities and owner’s equity	$41,879,618	$63,688,128

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statements of Operations

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Revenues
Advisory fees, net	$47,380,780	$47,808,972	$38,499,123
Administration fees	1,546,294	1,438,991	1,178,412
Total revenues	48,927,074	49,247,963	39,677,535
Operating expenses
Distribution and advisory costs:
Affiliates	29,313,775	34,426,160	29,637,704
Other	11,091,977	6,492,457	3,893,365
Total distribution and advisory costs	40,405,752	40,918,617	33,531,069
Compensation and related expenses	5,194,449	4,416,624	3,920,966
Related-party expense allocations	2,493,741	1,888,156	1,225,238
Goodwill impairment	13,344,050	—	—
Intangible asset impairment	10,425,533	—	—
Other	824,522	510,540	400,599
Total operating expenses	72,688,047	47,733,937	39,077,872
Operating income (loss)	(23,760,973)	1,514,026	599,663
Interest income	133,524	31,140	20,432
Net income (loss) before taxes	(23,627,449)	1,545,166	620,095
Income tax provision (benefit)	—	—	—
Net income (loss)	$(23,627,449)	$1,545,166	$620,095

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statements of Changes in Owner’s Equity

December 31, 2005, 2004, and 2003

Owner’s equity at January 1, 2003	$56,681,718
Net income	620,095
Net transfers from AAAMHI	1,407,219
Owner’s equity at December 31, 2003	58,709,032
Net income	1,545,166
Dividends to parent	(2,500,000)
Net transfers from AAAMHI	1,666,940
Owner’s equity at December 31, 2004	59,421,138
Net loss	(23,627,449)
Net transfers from AAAMHI	2,216,427
Owner’s equity at December 31, 2005	$38,010,116

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statements of Cash Flows

Years Ended December 31, 2005, 2004, and 2003

	2005	2004	2003
Operating activities
Net income (loss)	$(23,627,449)	$1,545,166	$620,095
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Goodwill impairment	13,344,050	—	—
Intangible asset impairment	10,425,533	—	—
Changes in assets and liabilities:
(Increase) decrease in advisory and administrative fees receivable	118,884	(314,046)	(486,119)
(Increase) decrease in other assets	1,524	2,797	3,657
Increase (decrease) in accounts payable—affiliates	(577,636)	56,767	582,552
Increase (decrease) in accrued compensations and benefits	(295,211)	165,019	10,526
Increase (decrease) in other accrued liabilities	475,359	(35,007)	(450,697)
Net cash flow provided by (used in) operating activities	(134,946)	1,420,696	280,014
Financing activities
Dividends paid	—	(2,500,000)	—
Transfers from AAAMHI, net	2,216,427	1,666,940	1,407,219
Net cash provided by (used in) financing activities	2,216,427	(833,060)	1,407,219
Net increase in cash and cash equivalents	2,081,481	587,636	1,687,233
Cash and cash equivalents at beginning of year	3,158,266	2,570,630	883,397
Cash and cash equivalents at end of year	$5,239,747	$3,158,266	$2,570,630

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

1. Basis of Presentation

The accompanying combined financial statements include the U.S. Mutual Fund Business of ABN AMRO Asset Management Holdings, Inc. (AAAMHI) (the Business). The principal operations of the Business relate to investment advisory, administrative and distribution services provided to certain registered investment companies comprising ABN AMRO Funds (the Funds) and a small number of managed accounts of AAAMHI. The Business is included in the consolidated financial statements of AAAMHI, a wholly owned subsidiary of ABN AMRO Asset Management Holding N.V. (AAAMHNV), which is a wholly owned subsidiary of ABN AMRO Bank N.V. (ABN AMRO). Pursuant to an Asset Purchase Agreement (the Agreement), dated as of April 20, 2006, AAAMHI and its wholly owned subsidiaries and certain other affiliated entities (ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management Inc. (AAAM), Montag & Caldwell, Inc. (Montag), TAMRO Capital Partners LLC (TAMRO), Veredus Asset Management LLC (Veredus), and River Road Asset Management, LLC (River Road)) agreed to sell the Business to Highbury Financial Inc. (Highbury) for an aggregate cash purchase price of $38.6 million. Upon completion of the sale transaction, certain members of the Business’ management and staff will join Highbury. Additionally, a newly formed subsidiary of Highbury, Aston Asset Management LLC, will become adviser to the Funds, which will be re-named the Aston Funds. AAAMHI and certain affiliates who are currently the advisers to the Funds will continue to provide advisory services to the Funds after completion of the sale but in a sub-advisory capacity. A senior officer of AAAMHI and two other individuals not involved in the Business have also agreed to join Highbury in connection with the acquisition of the Business.

The combined financial statements have been prepared from AAAMHI’s historical accounting records on a carve-out basis to include the historical financial position, results of operations, and cash flows applicable to the Business. The combined financial statements exclude all continuing operations of AAAMHI and its affiliated entities listed in the preceding paragraph that will be retained by the sellers. The combined financial statements have been prepared as if the Business had been a stand-alone operation, though they are not necessarily representative of results had the Business operated as a stand-alone operation, and it is not practicable to estimate what those expenses would have been on a stand-alone basis. Revenues, expenses, assets, and liabilities were derived from amounts associated with the Business in the AAAMHI financial records. The financial results include allocations based on methodologies management believes are reasonable of corporate expenses from AAAMHI and other U.S. affiliates and allocations of other corporate expenses from AAAMHI’s parent company that may be different from comparable expenses that would have been incurred if the Business operated as a stand-alone business. Specifically, ABN AMRO Services Company, Inc., a wholly-owned subsidiary of AANAHC (see note 7), provides the Business with certain IT, infrastructure and e-mail services. LaSalle Bank Corporation, also a wholly-owned subsidiary of AANAHC, provides the Business with payroll, benefits, general ledger maintenance, internal audit and accounts payable services. These services are charged based upon utilized quantities (typically number of employees, number of transactions processed, hours worked). AAAMHI provides the Business with executive management, finance, human resources and personal trade compliance services. These services are charged based upon employee count or management time incurred. AAAMHI’s parent and its parent companies provide other executive management, technology, sales support, finance, compliance and human resources support services. These services are charged out on a formula basis that considers Assets Under Management, number of employees and non-interest expense. The cost of these services is included under the caption “Related-party expense allocations” in the accompanying combined statements of operations. Certain cash receipts and cash payments related to the Business were handled through AAAMHI and affiliate cash accounts, which are not included in the carve-out financial statements. These amounts have been accounted for as net capital contributions to the Business and are reflected as “Net transfers from AAAMHI” in the combined statements of changes in owner’s equity and the combined statements of cash flows reflects these cash transactions.

Preparation of the combined financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported financial statement amounts and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

2. Summary of Significant Accounting Policies

Principles of Combination

The accompanying combined statements of financial condition, operations, cash flows, and owner’s equity of the Business for the years ended December 31, 2005, 2004, and 2003 have been prepared on a carve-out basis (see Note 1).

Cash and Cash Equivalents

Cash and cash equivalents represent cash in banks and investments in money market mutual funds.

Goodwill and Intangible Assets

The Business has adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (FAS 142). Intangible assets, comprising the estimated value of investment management contracts, and goodwill, included in the combined financial statements of the Business relate to the acquisition of certain AAAMHI affiliates including the Business. These amounts reflect management’s best estimate of a reasonable allocation to the Business of such amounts included in the financial records of AAAMHI. The provisions of SFAS No. 142 require that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested at least annually for impairment and require reporting units to be identified for the purpose of assessing potential future impairments of goodwill. The Business’ acquired intangible management contract asset relate to the provision of investment advisory services to the Funds in exchange for fees that are based on a percentage of the average daily net assets of the funds. These management contracts were acquired in 2001 as part of the acquisition of certain AAAMHI affiliates. The management contracts are subject to annual renewal by the Funds’ board of trustees which is expected to continue indefinitely since this has been the experience for the Funds as well as for the mutual fund industry as a whole. Accordingly, the Business’ acquired intangible assets related to the Funds are considered to be of an indefinite life as there is no foreseeable limit on the contract period. The Business conducts its annual testing of goodwill and intangible assets for impairment annually in the fourth quarter unless events warrant more frequent testing.

Revenue Recognition

The Business derives its revenues from investment advisory and administrative services provided to the Funds and a limited number of managed accounts of AAAMHI. Based on the terms of the advisory and administrative agreements in place that set out fees to be earned as a stated percentage of assets under management, advisory and administrative fees are recognized in revenue in the period such services are performed unless facts and circumstances would indicate that collectibility of the fees are not reasonably assured. Expense reimbursements to certain of the Funds in accordance with agreements are reported as an offset to investment advisory fees. Such reimbursements totaled $2,106,263, $2,126,553, and $2,337,713 in 2005, 2004, and 2003, respectively.

Distribution and Advisory Costs

Included in distribution and advisory costs in the accompanying financial statements are fees paid to AAAMHI and its affiliates and other nonaffiliated entities pursuant to contracts related to the management and distribution of the Funds and managed account assets. Such costs are recorded in the period incurred.

The Funds pay five affiliates of AAAMHI (Montag, AAAM, TAMRO, Veredus and River Road) investment advisory fees pursuant to management contracts with these entities under which the affiliates provide investment advisory services to the Funds. AAAM also pays two third-party investment management firms, MFS Institutional Advisors, Inc. and Optimum Investment Advisors, LLC, investment sub-advisory fees pursuant to management contracts with these entities under which these independent firms provide investment sub-advisory services to two of the Funds. The Business, generally through ABN AMRO Distribution Services (USA) Inc. (the Distributor), has entered into nearly 400 selling/service agreements through which independent third parties sell the Business’ Funds and/or provide other services to their clients in exchange for certain payments. Unless paid by the Distributor pursuant to the Funds’ Rule 12b-1 Plan, these payments, as well as certain sales and marketing costs, are included within distribution and advisory costs.

Income Taxes

The Business is a component of AAAMHI and as such was a component of the consolidated income tax return of AAAMHI or an affiliate of AAAMHI for the years presented in these financial statements. However, for the purpose of the preparation of these financial statements, the Business is considered a stand-alone entity, and any required provision for federal and state income taxes has been determined accordingly. The provision for federal and state income taxes is comprised of two components, current and deferred income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial and tax reporting bases of assets and liabilities and are measured using currently enacted rates and laws. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

Fair Value of Financial Instruments

The carrying value of financial assets and liabilities included in the accompanying combined statements of financial condition approximate fair values due to their short-term nature.

3. Goodwill and Intangible Assets

Goodwill and intangible assets at December 31, 2005 and 2004, included in the accompanying combined statements of financial condition are shown net of accumulated amortization of $1,553,200 and $2,113,467 recorded prior to 2002 and the adoption of FAS 142. Impairment charges of approximately $10.4 million of intangible assets and $13.3 million of goodwill were recorded by the Business in 2005 in accordance with FAS 142.

The facts and circumstances leading to the impairment charges to goodwill and intangible assets relate to management’s assessment of declines in net assets in the Funds resulting from net share redemptions and unfavorable investment performance trends. The fair value of the Business used to determine the impairment of goodwill was determined with reference to the expected proceeds to be received upon the sale of the Business. The fair value of the intangible asset related to the investment management contracts used to determine the amount of impairment of the intangible asset, was determined based on a discounted cash flow analysis of the acquired contracts. No impairment of goodwill or intangibles was determined to be required for periods prior to 2005.

4. Distribution and Advisory Costs

Distribution and advisory costs in the accompanying combined statement of operations consist of the following:

	Years Ended December 31
	2005	2004	2003
Advisory costs:
AAAMHI affiliates	$28,666,296	$29,602,273	$24,955,320
Third party sub-advisers	2,541,836	1,819,916	1,312,058
Total advisory costs	31,208,132	31,422,189	26,267,378
Distribution costs:
AAAMHI affiliates	647,479	4,823,887	4,682,384
Nonaffiliates	8,550,141	4,672,541	2,581,307
Total distribution costs	9,197,620	9,496,428	7,263,691
Total distribution and advisory costs	$40,405,752	$40,918,617	$33,531,069

5. Income Taxes

A reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 35% for the years ended December 31, 2005, 2004, and 2003 is as follows:

	Years Ended December 31
	2005	2004	2003
Income tax provision (benefit) at statutory federal income tax rate	$(8,269,608)	$540,808	$217,033
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	(1,181,372)	77,258	31,005
Valuation allowance adjustment	9,450,980	(618,066)	(248,038)
Provision for income taxes	$—	$—	$—

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

The current and deferred portion of the total provision for income taxes above was $0 for each of the respective years.

The components of the net deferred tax balances as of December 31, 2005 and 2004, are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$6,560,728	$5,020,085
Goodwill and intangibles	3,107,833	—
Other	36,654	34,150
Less valuation allowance	(9,705,215)	(254,235)
Deferred tax asset, net of valuation allowance	—	4,800,000
Deferred tax liabilities:
Goodwill and intangibles	—	4,800,000
Net deferred taxes	$—	$—

The need for a valuation allowance to reduce federal and state deferred tax assets and net operating losses has been determined as if the Business was a stand-alone entity. As such, management believes it is more likely than not that these items will not be realized.

6. Benefit Plans

Pension Plans

ABN AMRO Bank sponsors a noncontributory, defined-benefit pension plan covering substantially all U.S. salaried employees. Assets held by the plan consist primarily of shares of registered investment companies and pooled trust funds. The allocated expense of the Business totaled $158,252, $184,799, and $125,552 for the years ended December 31, 2005, 2004, and 2003, respectively.

Profit-Sharing and Savings Plan

ABN AMRO Bank sponsors a profit-sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. salaried employees. Under the plan, employee contributions are partially matched by the respective ABN AMRO Bank subsidiary. In addition, the respective ABN AMRO Bank subsidiary may allocate a portion of its net profits to employees’ accounts in the plan. The allocated expense of the Business totaled $135,344, $186,598, and $221,785 for the years ended December 31, 2005, 2004, and 2003, respectively.

Group Welfare Plan

ABN AMRO Bank provides welfare and life insurance benefits to substantially all U.S. salaried employees and their dependents. The amount charged to expense includes welfare benefits paid to participants, net of participant contributions, and administrative costs. Life insurance premiums paid to insurance companies are recognized as an expense when paid. The allocated expense of the Business totaled $201,441, $233,458, and $207,356 for the years ended December 31, 2005, 2004, and 2003.

7. Related-Party Transactions

ABN AMRO is a Dutch bank with operations around the world. With respect to its asset management business in the United States, ABN AMRO has two primary wholly-owned subsidiaries, ABN AMRO North America Holding Company (AANAHC) and AAAMHNV. AAAMHNV owns 100% of AAAMHI, and the assets of the Business are owned in their entirety by AAAMHI. In the ordinary course of business, the Business utilizes investment advisory services provided by several affiliated entities. Five subsidiaries of AAAMHI, including Montag (100% owned), AAAM (100% owned), TAMRO (100% owned), Veredus (50% owned) and River Road (45% owned), currently serve as investment advisors to the Funds. The Funds pay the investment advisors an advisory fee, net of any fee waivers and expense reimbursements, and the advisors pay the Business a fixed percentage of the net advisory fees for administrative and distribution services. The payments made to affiliated entities, which provide advisory and distribution services to certain mutual funds and separate account assets of AAAMHI are included under the caption “Distribution and advisory costs” in the accompanying combined statements of operations (See Note 4).

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

The Business also utilizes operational and support services provided by several affiliated entities. ABN AMRO Services Company, Inc., a wholly-owned subsidiary of AANAHC, provides the Business with certain IT, infrastructure and e-mail services. LaSalle Bank Corporation, also a wholly-owned subsidiary of AANAHC, provides the Business with payroll, benefits, general ledger maintenance, internal audit and accounts payable services. AAAMHI provides the Business with executive management, finance, human resources and personal trade compliance services. The cost of these services is included under the caption “Related-party expense allocations” in the accompanying combined statements of operations. Payables to affiliates related to distribution, advisory or other services provided to the Business are included in “Accounts payable—affiliates” in the accompanying combined statements of financial condition.

Report of Independent Auditors

The Board of Directors
ABN AMRO Asset Management Holdings, Inc.

We have audited the accompanying combined statement of financial condition of the U.S. Mutual Fund Business of ABN AMRO Asset Management Holdings, Inc. (the Business) as of November 30, 2006, and the related combined statements of operations, changes in owner’s equity and cash flows for the eleven month period ended November 30, 2006. These financial statements are the responsibility of the Business’ management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Business’ internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Business’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the U.S. Mutual Fund Business of ABN AMRO Asset Management Holdings, Inc. at November 30, 2006, and the combined results of its operations, changes in its owner’s equity, and its cash flows for the eleven month period ended November 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Chicago, Illinois
March 20, 2007

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statement of Financial Condition
November 30, 2006

Assets
Cash and cash equivalents	$7,966,323
Advisory and administrative fees receivable	3,480,736
Goodwill	10,518,750
Other intangible assets	22,045,000
Other assets	1,635
Total assets	$44,012,444

Liabilities and owner’s equity
Accounts payable - affiliates	$1,695,851
Accrued compensation and benefits	260,655
Other accrued liabilities	1,641,214
Total liabilities	3,597,720

Owner’s equity	40,414,724
Total liabilities and owner’s equity	$44,012,444

See accompanying notes.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statement of Operations

Eleven Months Ended November 30, 2006

Revenues
Advisory fees, net of expense reimbursements	$37,195,210
Administration fees	1,281,672
Total revenues	38,476,882

Operating expenses
Distribution and advisory costs:
Affiliates	21,058,676
Other	7,771,555
Total distribution and advisory costs	28,830,231

Compensation and related expenses	3,999,963
Related party expense allocations	2,405,079
Other operating expenses	1,147,768
Total operating expenses	36,383,041

Operating income	2,093,841
Interest income	314,695
Net income before taxes	2,408,536
Income tax provision	-
Net income	$2,408,536

See accompanying notes.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statement of Changes in Owner’s Equity

Eleven Months Ended November 30, 2006

Owner’s equity at January 1, 2006	$38,010,116
Net income	2,408,536
Net transfers to AAAMHI	(3,928)
Owner’s equity at November 30, 2006	$40,414,724

See accompanying notes.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statement of Cash Flows

Eleven Months Ended November 30, 2006

Operating activities
Net income	$2,408,536
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in assets and liabilities:
Decrease in advisory and administrative fees receivable	593,750
Decrease in accounts payable - affiliates	(570,708)
Decrease in accrued compensation and benefits	(387,970)
Increase in other accrued liabilities	686,896
Net cash provided by operating activities	2,730,504

Financing activities
Transfers to AAAMHI, net	(3,928)
Net cash used in financing activities	(3,928)

Net increase in cash and cash equivalents	2,726,576
Cash and cash equivalents at January 1, 2006	5,239,747
Cash and cash equivalents at November 30, 2006	$7,966,323

See accompanying notes.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

1. Basis of Presentation

The accompanying combined financial statements include the U.S. Mutual Fund Business of ABN AMRO Asset Management Holdings, Inc. (AAAMHI) (the Business). Prior to its sale on November 30, 2006, the principal operations of the Business related to investment advisory, administrative and distribution services provided to certain registered investment companies comprising ABN AMRO Funds (the Funds) and a small number of managed accounts of AAAMHI. The Business was included in the consolidated financial statements of AAAMHI, a wholly owned subsidiary of ABN AMRO Asset Management Holding N.V. (AAAMHNV), a Dutch corporation, which is a wholly owned subsidiary of ABN AMRO Bank N.V. (ABN AMRO). Pursuant to an Asset Purchase Agreement (the Agreement), dated as of April 20, 2006, AAAMHI and its wholly-owned subsidiaries and certain other affiliated entities (ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc. (AAAM), Montag & Caldwell, Inc. (Montag), TAMRO Capital Partners LLC (TAMRO), Veredus Asset Management LLC (Veredus) and River Road Asset Management, LLC (River Road)) agreed to sell the Business to Highbury Financial Inc. (Highbury) for an aggregate cash purchase price of $38.6 million, subject to a contingent adjustment payment on the second anniversary of the closing by either AAAMHI or Highbury of up to $3.8 million based on the achievement of various revenue targets. Additionally, a newly formed subsidiary of Highbury, Aston Asset Management LLC (Aston), became investment adviser to the Funds, which were renamed the Aston Funds. Upon completion of the sale transaction on November 30, 2006, certain members of the Business’ management and staff joined Aston. AAAMHI and certain affiliates who were the investment advisers to the Funds prior to November 30, 2006 will continue to provide advisory services to the Funds but in a sub-advisory capacity. A senior officer of AAAMHI and three other individuals not involved in the Business also joined Aston in connection with the acquisition of the Business.

The combined financial statements have been prepared from AAAMHI’s historical accounting records on a carve-out basis to include the historical financial position, results of operations, and cash flows applicable to the Business. The combined financial statements exclude all continuing operations of AAAMHI and its affiliated entities listed in the preceding paragraph that were retained by the sellers. The combined financial statements have been prepared as if the Business had been a stand-alone operation, though they are not necessarily representative of results had the Business operated as a stand-alone operation, and it is not practicable to estimate what those expenses would have been on a stand-alone basis. Revenues, expenses, assets, and liabilities were derived from amounts associated with the Business in the AAAMHI financial records. The financial results include allocations based on methodologies that management believes are reasonable of corporate expenses from AAAMHI and allocations of other corporate expenses

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

1. Basis of Presentation (continued)

from AAAMHI’s parent company that may be different from comparable expenses that would have been incurred if the Business operated as a stand-alone business. Specifically, prior to November 30, 2006, ABN AMRO Services Company, Inc., a wholly-owned subsidiary of AANAHC (see Note 7), provided the Business with certain IT, infrastructure and e-mail services. LaSalle Bank Corporation, also a wholly-owned subsidiary of AANAHC, provided the Business with payroll, benefits, general ledger maintenance, internal audit and accounts payable services. These services were charged based upon utilized quantities (typically number of employees, number of transactions processed, hours worked). AAAMHI provided the Business with executive management, finance, human resources and personal trade compliance services. These services were charged based upon employee headcount or management time incurred. AAAMHI’s parent and its parent companies provided other executive management, technology, sales support, finance, compliance and human resources support services. These services were charged out on a formula basis that considers assets under management, number of employees and non-interest expense. The cost of these services was included under the caption “Related-party expense allocations” in the accompanying combined statement of operations. Certain cash receipts and cash payments related to the Business were handled through AAAMHI and affiliate cash accounts, which are not included in the carve-out financial statements. These amounts have been accounted for as net capital contributions or distributions to or from the Business and are reflected as “Net transfers to AAAMHI” in the combined statement of changes in owner’s equity and the combined statement of cash flows reflects these cash transactions.

Preparation of the combined financial statements in conformity with U.S. generally accepted accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported financial statement amounts and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

Principles of Combination

The accompanying combined statements of financial condition, operations, cash flows and owner's equity of the Business for the eleven months ended November 30, 2006 have been prepared on a carve-out basis (see Note 1).

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents represent cash in banks and investments in money market mutual funds.

Goodwill and Intangible Assets

The Business adopted the provisions of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Intangible assets, comprising the estimated value of investment management contracts, and goodwill, included in the combined financial statements of the Business relate to the acquisition of certain AAAMHI affiliates including the Business. These amounts reflect management’s best estimate of a reasonable allocation to the Business of such amounts included in the financial records of AAAMHI. The provisions of SFAS No. 142 require that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested at least annually for impairment and require reporting units to be identified for the purpose of assessing potential future impairments of goodwill. The Business’ acquired intangible management contract asset relates to the provision of investment advisory services to the Funds in exchange for fees that are based on a percentage of the average daily net assets of the Funds. These management contracts were acquired in 2001 as part of the acquisition of certain AAAMHI affiliates. The management contracts are subject to annual renewal by the Funds’ board of trustees, which is expected to continue indefinitely since this has been the experience for the Funds as well as for the mutual fund industry as a whole. Accordingly, the Business’ acquired intangible assets related to the Funds are considered to be of an indefinite life as there is no foreseeable limit on the contract period. The Business conducts its annual testing of goodwill and intangible assets for impairment annually in the fourth quarter, unless events warrant more frequent testing.

Revenue Recognition

The Business derived its revenues from investment advisory and administrative services provided to the Funds and a limited number of managed accounts of AAAMHI. Based on the terms of the advisory and administrative agreements in place that set out fees to be earned as a stated percentage of assets under management, advisory and administrative fees are recognized in revenue in the period such services are performed unless facts and circumstances would indicate that collectibility of the fees are not reasonably assured. Contractual expense reimbursements to certain of the Funds in accordance with agreements are reported as an offset to investment advisory fees. Such reimbursements totaled $2,077,326 for the eleven months ended November 30, 2006.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

2. Summary of Significant Accounting Policies (continued)

Distribution and Advisory Costs

Included in distribution and advisory costs in the accompanying financial statements are fees paid to AAAMHI and its affiliates and other non-affiliated entities pursuant to contracts related to the management and distribution of the Funds and managed account assets. Such costs are recorded in the period incurred.

The Funds paid five affiliates of AAAMHI (Montag, AAAM, TAMRO, Veredus and River Road) investment advisory fees pursuant to management contracts with these entities under which the affiliates provide investment advisory services to the Funds. AAAM also paid two third-party investment management firms, MFS Institutional Advisors, Inc. and Optimum Investment Advisors, LLC, investment sub-advisory fees pursuant to management contracts with these entities under which these independent firms provide investment sub-advisory services to two of the Funds. The Business, generally through ABN AMRO Distribution Services (USA) Inc. (the Distributor), entered into nearly 400 selling/service agreements through which independent third parties sell the Business’ Funds and/or provide other services to their clients in exchange for certain payments. Unless paid by the Distributor pursuant to the Funds’ Rule 12b-1 Plan, these payments, as well as certain sales and marketing costs, are included within distribution and advisory costs.

Income Taxes

The Business was a component of AAAMHI, and as such was a component of the consolidated income tax return of AAAMHI for the period presented in these financial statements. However, for the purpose of the preparation of these financial statements, the Business is considered a stand-alone entity and any required provision for federal and state income taxes has been determined accordingly. The provision for federal and state income taxes is comprised of two components, current and deferred income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial and tax reporting bases of assets and liabilities and are measured using currently enacted rates and laws. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying value of financial assets and liabilities included in the accompanying combined statement of financial condition approximates fair values due to their short-term nature.

3. Goodwill and Intangible Assets

Goodwill and intangible assets at November 30, 2006 included in the accompanying combined statement of financial condition are shown net of accumulated amortization of $1,553,200 and $2,113,467, respectively, recorded prior to 2002 and the adoption of SFAS No. 142. Impairment charges of approximately $13.3 million of goodwill and $10.4 million of intangible assets were recorded by the Business in 2005 in accordance with SFAS No. 142. There were no such impairment charges recorded during the eleven month period ended November 30, 2006.

The facts and circumstances leading to the impairment charges to goodwill and intangible assets relate to management’s assessment of declines in net assets in the Funds resulting from net share redemptions and unfavorable investment performance trends. The fair value of the Business used to determine the impairment of goodwill was determined with reference to the expected proceeds to be received upon the sale of the Business. The fair value of the intangible asset related to the investment management contracts used to determine the amount of impairment of the intangible asset, was determined based on a discounted cash flow analysis of the acquired contracts.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

4. Distribution and Advisory Costs

Distribution and advisory costs in the accompanying combined statement of operations consist of the following:

Advisory costs:
AAAMHI affiliates	$20,371,611
Third party sub-advisers	2,608,157
Total advisory costs	22,979,768

Distribution costs:
AAAMHI affiliates	687,066
Non-affiliates	5,163,397
Total distribution costs	5,580,463
Total distribution and advisory costs	$28,830,231

5. Income Taxes

A reconciliation of the differences between the total income tax provision and the amounts computed at the statutory federal tax rate of 35% for the eleven month period ended November 30, 2006, is as follows:

Income tax provision at statutory federal income tax rate	$842,988
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	120,427
Valuation allowance adjustment	(963,415)
Income tax provision	$-

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

5. Income Taxes (continued)

The current and deferred portion of the total provision for income taxes was $0 for the period.

The components of the net deferred tax balances as of November 30, 2006, are as follows:

Deferred tax assets:
Net operating loss carryforwards	$7,100,634
Goodwill	2,005,300
Less valuation allowance	(8,741,801)
Net tax asset, net of valuation allowance	364,133

Deferred tax liabilities:
Intangibles	364,133
Net deferred taxes	$-

The need for a valuation allowance to reduce federal and state deferred tax assets and net operating losses has been determined as if the Business was a stand-alone entity. As such, management believes it is more likely than not that these items will not be realized.

6. Benefit Plans

Pension Plans

ABN AMRO Bank sponsors a non-contributory defined benefit pension plan covering substantially all U.S. salaried employees. Assets held by the plan consist primarily of shares of registered investment companies and pooled trust funds. The allocated expense of the Business totaled $68,788 for the eleven months ended November 30, 2006.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements

6. Benefit Plans (continued)

Profit Sharing and Savings Plan

ABN AMRO Bank sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. salaried employees. Under the plan, employee contributions are partially matched by the respective ABN AMRO Bank subsidiary. In addition, the respective ABN AMRO Bank subsidiary may allocate a portion of its net profits to employees’ accounts in the plan. The allocated expense of the Business totaled $106,488 for the eleven months ended November 30, 2006.

Group Welfare Plan

ABN AMRO Bank provides welfare and life insurance benefits to substantially all U.S. salaried employees and their dependents. The amount charged to expense includes welfare benefits paid to participants, net of participant contributions, and administrative costs. Life insurance premiums paid to insurance companies are recognized as an expense when paid. The allocated expense of the Business totaled $171,729 for the eleven months ended November 30, 2006.

7. Related Party Transactions

ABN AMRO is a Dutch bank with operations around the world. With respect to its asset management business in the United States, ABN AMRO has two primary wholly-owned subsidiaries, ABN AMRO North America Holding Company (AANAHC), a U.S. corporation, and AAAMHNV. AAAMHNV owns 100% of AAAMHI, and the assets of the Business are owned in their entirety by AAAMHI.

In the ordinary course of business, the Business utilized investment advisory services provided by several affiliated entities. Five subsidiaries of AAAMHI, including Montag (100% owned), AAAM (100% owned), TAMRO (100% owned), Veredus (50% owned) and River Road (45% owned), served as investment advisors to the Funds. The payments made to affiliated entities, which provide advisory and distribution services to certain mutual funds and separate account assets of AAAMHI are included under the caption “Distribution and advisory costs” in the accompanying combined statement of operations (See Note 4).

The Business also utilized operational and support services provided by several affiliated entities. ABN AMRO Services Company, Inc., a wholly-owned subsidiary of AANAHC, provided the Business with certain IT, infrastructure and e-mail services. LaSalle Bank Corporation, also a wholly-owned subsidiary of AANAHC, provided the Business with payroll, benefits, general ledger maintenance, internal audit and accounts payable services. AAAMHI provided the Business with executive management, finance, human resources and personal trade compliance services. The cost of these services is included under the caption “Related-party expense allocations” in the accompanying combined statement of operations. Payables to affiliates related to distribution, advisory or other services provided to the Business are included in “Accounts payable - affiliates” in the accompanying combined statement of financial condition.