Form 10-Q
period 2007-03-31
HIGHBURY FINANCIAL INC
filed 2007-05-02
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-51682

Highbury Financial Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3187008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Eighteenth Street, Ste. 3000 Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

(303) 357-4802
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of April 21, 2007, 9,527,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and equivalents	$7,607,019	$6,248,705
Short-term investments	1,514,606	-
Marketable securities	1,005,010	-
Accounts receivable (Note 11)	3,603,560	3,646,422
Prepaid expenses	128,550	221,220
Other current assets	-	13,670
Total current assets	13,858,745	10,130,017

Fixed assets	1,177,817	573,534
Accumulated depreciation	(34,864)	-
Net fixed assets	1,142,953	573,534

Identifiable intangibles (Note 3)	26,753,000	26,753,000
Goodwill (Note 3)	9,673,412	9,673,412
Deferred income taxes (Notes 3, 9)	-	87,276
Other long term assets	150,677	150,000

Total assets	$51,578,787	$47,367,239

Current liabilities:
Accounts payable and accrued expenses (Note 5)	$4,487,951	$2,269,470
Income taxes payable (Note 9)	316,333	242,089
Deferred income taxes (Notes 3, 9)	140,412	-
Total current liabilities	4,944,696	2,511,559
Deferred rent (Note 4)	590,413	-
Total liabilities	5,535,109	2,511,559

Commitments and contingencies (Note 7)	-	-

Minority interest (Note 3)	840,000	626,901

Stockholders' equity (Notes 2, 3, 8):
Preferred stock, $0.0001 par value, authorized 1,000,000
shares; none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000
shares; 9,527,000 shares issued and outstanding as of March 31, 2007 and
December 31, 2006	953	953
Additional paid-in capital	56,693,484	56,693,484
Accumulated deficit	(11,490,759)	(12,465,658)
Total stockholders' equity	45,203,678	44,228,779

Total liabilities and stockholders' equity	$51,578,787	$47,367,239

See Notes to Unaudited Condensed Consolidated Financial Statements

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Revenue (Note 11)	$11,055,186	$-

Operating expenses:
Distribution and sub-advisory costs	$(5,226,124)	$-
Compensation and related expenses	(1,328,764)	-
Amortization of intangible assets	-	-
Depreciation and other amortization	(34,864)	-
Other operating expenses	(1,410,100)	(90,153)
Total expenses	(7,999,852)	(90,153)
Operating income / (loss)	3,055,334	(90,153)

Non-operating income:
Interest income	84,321	244,503
Investment income	5,000	-
Total non-operating income	89,321	244,503

Income before minority interest	3,144,655	154,350

Minority interest (Note 3)	(1,595,824)	-

Income before provision for income taxes	1,548,831	154,350

Provision for income taxes (Note 9):
Current	(346,244)	(109,498)
Deferred - Intangible-related	(224,968)	-
Deferred - Other	(2,720)	52,303
Total income taxes	(573,932)	(57,195)

Net income for the period	$974,899	$97,155

Weighted average shares outstanding, basic	9,527,000	7,345,000
Net income per share, basic	$0.10	$0.01

Weighted average shares outstanding, diluted	11,445,418	7,345,000
Net income per share, diluted	$0.09	$0.01

See Notes to Unaudited Condensed Consolidated Financial Statements

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Cash flows from operating activities:
Net income for the period	$974,899	$97,155

Adjustments to reconcile net income to
net cash used in operating activities:
(Increase) / decrease in deferred taxes	227,688	(52,303)
Depreciation and other amortization	34,864	-

Changes in operating assets and liabilities:
(Increase) / decrease in trust account	-	(310,458)
(Increase) / decrease in short-term investments	(1,514,606)	-
(Increase) / decrease in marketable securities	(5,000)	-
(Increase) / decrease in accounts receivable	42,862	-
(Increase) / decrease in prepaid expenses	92,670	(131,463)
(Increase) / decrease in other current assets	13,670	-
(Increase) / decrease in other long term assets	(677)	-
Increase / (decrease) in accounts payable and accrued expenses	2,218,481	52,203
Increase / (decrease) in deferred interest	-	65,955
Increase / (decrease) in income taxes payable	74,244	109,498
Increase / (decrease) in deferred rent	68,053	-
Increase / (decrease) in minority interest	213,099	-
Net cash provided by / (used in) operating activities	2,440,247	(169,413)

Cash flows from investing activities:
Cash held in trust account	-	(43,289,567)
Purchase of investments	(1,000,010)	-
Payment for acquisition	-	-
Receipt of cash for working capital in acquisition	-	-
Payment of costs of the acquisition	-	-
Capital expenditures	(81,923)	-
Net cash used in investing activities	(1,081,933)	(43,289,567)

Cash flows from financing activities: (Note 2)
Proceeds from sale of shares of common stock and warrants	-	47,460,000
Proceeds from issuance of option	-	100
Payments of notes payable, stockholders	-	(70,000)
Payment of costs of public offering	-	(2,944,987)
Net cash provided by financing activities	-	44,445,113

Net increase in cash	1,358,314	986,133
Cash at beginning of period	6,248,705	36,902
Cash at end of period	$7,607,019	$1,023,025

Supplemental schedule of non-cash financing and investing activities:
Accrual of costs of public offering	$-	$206,586
Accrual of acquisition costs	-	673,333
Deferred rent and leasehold improvements recorded in connection with construction allowance	522,360	-

Supplemental disclosure of cash flow information:
Cash paid for taxes	$272,000	$2,146

See Notes to Unaudited Condensed Consolidated Financial Statements

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and March 31, 2006 are unaudited and include the accounts of Highbury Financial Inc. (“Highbury” or the “Company”) and its 65%-owned subsidiary, Aston Asset Management LLC (“Aston”). The Company has selected December 31 as its fiscal year end.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the consolidated financial position of the Company as of March 31, 2007 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 2007 and March 31, 2006. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The accompanying December 31, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such rules and regulations.

Highbury is an investment management holding company providing permanent capital solutions to mid-sized investment management firms. The Company pursues acquisition opportunities and seeks to establish accretive partnerships with high quality investment management firms. Highbury’s strategy is to provide permanent equity capital to fund buyouts from corporate parents, buyouts of founding or departing partners, growth initiatives, or exit strategies for private equity funds. This strategy includes leaving material equity interests with management teams to align the interests of management and Highbury’s shareholders and, in general, does not include integrating future acquisitions, although Highbury may execute add-on acquisitions for its current or future affiliates. The Company seeks to augment and diversify its sources of revenue by asset class, investment style, distribution channel, client type and management team.

2. Initial Public Offering

Highbury was incorporated in Delaware on July 13, 2005 to acquire, or acquire control of, operating businesses in the financial services industry that may provide significant opportunities for growth, with a particular focus on investment management and securities firms (“Business Combination”).

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Initial Stockholders agreed to vote their 1,725,000 founding shares of common stock (Note 8), as well as the 166,667 shares of common stock included in the units they purchased in the Private Placement, in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After the consummation of the Business Combination, these voting safeguards are no longer applicable.

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

The stockholders approved the Business Combination at the Company’s annual meeting of stockholders on November 27, 2006, and the Business Combination was subsequently consummated on November 30, 2006. The Company used approximately $40,459,312 of the proceeds of the Offering and the Private Placement to consummate the Business Combination with the Sellers. In connection with the consummation of the Business Combination, the Company converted 108,000 shares to cash for one Public Stockholder at a cost of $618,972, or approximately $5.73 per share. These shares were subsequently retired by the Company. On November 30, 2006, the Company paid the underwriters approximately $678,606, inclusive of the deferred interest, net of taxes payable, and less approximately $11,670 for the shares of common stock which were converted. The Company recorded the deferred underwriting fees payable to the underwriters as an expense of the public offering resulting in a charge directly to stockholders' equity.

3. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Certain cash accounts are maintained at large financial institutions and, at times, may exceed federally insured limits.

Short-Term Investments

Short-term investments includes a zero coupon U.S. Treasury Bill with a maturity of July 19, 2007 carried on the Company’s financial statements at $1,514,606 as of March 31, 2007.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Marketable Securities

In March 2007, Highbury invested $1,000,010 of initial seed capital in the Aston/River Road Small-Mid Cap Fund, a new mutual fund started by Aston. As of March 31, 2007, the investment was valued at $1,005,010. This balance is reflected on the balance sheet as of March 31, 2007 in the line item investments, and the change in the value of the investment is reflected as investment income on the statement of operations for the three months ended March 31, 2007. Highbury expects to redeem this investment during the second quarter of 2007. Securities underlying the amounts reflected on the balance sheet include investments in common stock of corporations and cash.

Fixed Assets

Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives. The estimated useful lives of office equipment and furniture and fixtures generally range from three to eleven years. Computer software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, generally three years or less. The costs of improvements that extend the life of a fixed asset are capitalized, while the cost of repairs and maintenance are expensed as incurred. Leasehold improvements are amortized over the shorter of their expected useful lives or the remaining term of the lease for which they are incurred. Under the terms of Highbury’s credit facility (Note 6), these fixed assets are collateral for borrowings under the credit facility.

Goodwill and Intangible Assets

The purchase price and the capitalized transaction costs incurred in connection with the acquisition of the Business are allocated based on the fair value of the assets acquired, which is primarily the acquired mutual fund advisory contract. In determining the allocation of the purchase price to the acquired mutual fund advisory contract, Highbury analyzed the present value of the acquired business’ mutual fund advisory contract based on a number of factors including: the acquired business’ historical and potential future operating performance; the historical and potential future rates of new business from new and existing clients and attrition among existing clients; the stability and longevity of existing advisory and sub-advisory relationships; the acquired business’ recent, as well as long-term, investment performance; the characteristics of the acquired business’ products and investment styles; the stability and depth of the management team; and the acquired business’ history and perceived franchise or brand value.

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Restricted Cash

Under the terms of the letter of credit provided to the lessor in connection with Aston’s lease agreement, the Company is required to maintain $150,000 on deposit with the bank. This balance is included in other long-term assets on the balance sheet.

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

Minority Interest

Highbury owns 65% of Aston and is its manager member. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses, including compensation (the Operating Allocation), while the remaining portion of revenue (the Owners' Allocation) is allocable to the Company and the other members, with a priority to Highbury. The portion of the income or loss of Aston allocated to owners other than Highbury is included in minority interest in the Consolidated Statements of Income. Minority interest on the Consolidated Balance Sheets includes capital and undistributed income owned by the Management Members. Additionally as of March 31, 2007, approximately $1,382,725 of undistributed Owners’ Allocation owed to the Management Members is included as a distribution payable within accounts payable and accrued expenses on the Consolidated Balance Sheets. This amount was subsequently paid to the Management Members in April 2007.

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

Distribution and Advisory Costs

Included in distribution and advisory costs in the accompanying financial statements are fees paid to nine institutional investment management firms pursuant to contracts related to the management and distribution of the Aston Funds and managed account assets. Such costs are recorded in the period incurred. Aston pays investment sub-advisory fees pursuant to management contracts with these entities under which these firms provide investment sub-advisory services to certain Aston Funds. Aston has also entered into nearly 400 selling/service agreements through which independent third parties sell the Aston Funds and/or provide other services to their clients in exchange for certain payments. Unless paid pursuant to the Aston Funds’ Rule 12b-1 Plan, these payments, as well as certain sales and marketing costs, are included within distribution and sub-advisory costs.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

Income Per Common Share

Income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The dilutive effect of the Company’s 15,820,000 outstanding Warrants has been included in diluted income per share calculations for the three months ended March 31, 2007. The dilutive effect of the Warrants is calculated using the treasury stock method and the weighted average stock price for the period. The Warrants have not been considered for the three months ended March 31, 2006 because the Warrants were not exercisable until the later of the completion of the Business Combination and January 25, 2007. The dilutive effect of the 336,667 Units included in the underwriters’ purchase option has not been considered in diluted income per share calculations for the periods because in each period the unit purchase option was out-of-the-money based on the weighted average stock price for the period.

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows.

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

4. Lease Commitments

Aston currently leases office space for its primary office in Chicago and for two satellite offices in New Jersey and California under various leasing arrangements. The lease for the office in New Jersey expires in May 2007. The lease for the office in California is on a month-to-month basis. At March 31, 2007, the Company's aggregate future minimum payments for the Chicago lease, which carries an eleven year term, are payable as follows:

Year ending December 31,	Required Minimum Payments	Annual Lease Expense

2007	$17,412	$206,564
2008	215,474	219,174
2009	222,003	219,174
2010	228,533	219,174
2011	235,062	219,174
Thereafter	1,279,257	1,114,481
Total	$2,197,741	$2,197,741

In addition to the base rent, Aston is required to pay its pro rata share of the real estate taxes and operating expenses of its building. The figures in the table above reflect the base annual rent payments and the base annual rent expense on a straight line basis in accordance with SFAS 13. During the first three months of 2007, Aston recognized $52,284 of rent expense in connection with this lease. Under the terms of Aston’s lease, Aston is entitled to an abatement of the base rent and real estate taxes and operating expenses for a period of 11 months at the beginning of the lease term. This abatement period will end in December 2007. Management has estimated that the abatement relating to real estate taxes and operating expenses is approximately $190,000. In addition, the lessor contributed $522,360 to the construction costs in connection with the build-out of the office space. This construction allowance, certain leasehold improvements incurred by Aston in connection with the build-out of the office space and the aforementioned abatement of the real estate taxes and operating expenses have been recorded as deferred rent and are being amortized as a reduction to rent expense over the term of the lease in accordance with SFAS 13. The amortization of these deferred rent amounts are not included in the annual rent expense schedule above. Also, Aston has an option to extend the lease under the same terms and conditions for a single additional five-year period.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	At March 31,	At December 31,
	2007	2006

Payable to sub-advisors	$1,183,494	$1,556,961
Payable to brokers	756,161	239,949
Payable to Management Members	1,382,725	-
Other payables	1,165,571	472,560
	$4,487,951	$2,269,470

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

6. Credit Facility

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

There were no borrowings outstanding under this facility at any point in 2006 or in the first quarter of 2007, including at March 31, 2007. Highbury has maintained compliance with the applicable covenants of this facility in the first quarter of 2007.

7. Commitments and Contingencies

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

The future annualized revenue will be determined based on the definition of “Approved Target Funds” which includes the existing funds and new funds or classes of funds which are advised by Aston and sub-advised by the Sellers. As a result, in the event that Highbury were to acquire other mutual fund investment managers and the trustees of those mutual funds were to retain sub-advisers affiliated with the Sellers, such revenues would be counted for purposes of calculation of the future annualized revenue. For the six-month period ended March 31, 2007, the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Target Funds was $38.8 million. As such, Highbury has not accrued any liability for this contingency.

The Company presently occupies office space provided by an affiliate of several of our Initial Stockholders. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on January 26, 2006. The statements of operations for the three month periods ended March 31, 2007 and March 31, 2006 include $22,500 and $16,452, respectively, related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

8. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2007, no shares of preferred stock have been issued.

Common Stock

The Company’s initial stockholders purchased 1,500,000 common shares for $25,000 on August 1, 2005. On January 13, 2006, the Board of Directors authorized a stock dividend of 0.15 shares of common stock for each share of common stock outstanding, bringing the initial outstanding shares to 1,725,000. All references in the accompanying financial statements to the number of shares of stock outstanding have been retroactively restated to reflect the stock dividend. The Company sold 7,910,000 Units in the Private Placement and the Offering, which included all of the 1,010,000 Units subject to the underwriters’ over-allotment option. Included in these Units were one share of common stock and two warrants to purchase shares of common stock. In connection with the consummation of the Business Combination, the Company repurchased 108,000 shares from one Public Stockholder. As of March 31, 2007, 9,527,000 shares of common stock, par value $0.0001 per share, are issued and outstanding.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock Commitments

At March 31, 2007, 15,820,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants and 1,010,001 shares of common stock were reserved for issuance upon exercise of the underwriters' unit purchase option. Upon exercise of the underwriters’ unit purchase option, the underwriters will receive 336,667 Units, each of which will include one share of common stock and two warrants to purchase shares of common stock.

9. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had no unrecognized tax benefits, and at March 31, 2007, we continue to have no unrecognized tax benefits. We will recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we do not have any accrued interest related to uncertain tax positions. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

The provisions for income taxes for the three months ended March 31, 2007 and March 31, 2006 consist of the following:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Current
Federal	$302,982	$95,817
State	43,262	13,681
Deferred
Federal	199,239	(45,768)
State	28,449	(6,535)
	$573,932	$57,195

The sources of the net deferred tax liability are as follows:

March 31,
2007
Amortization of goodwill for income tax purposes	$299,957
Amortization of deferred expenses	3,627
Interest income deferred for reporting purposes	—
Expenses deferred for income tax purposes	(163,172)
Valuation allowance	—
Net deferred income taxes	$140,412

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

During 2006, the Company began to generate taxable income and therefore is no longer recording a valuation allowance against its deferred tax assets. Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets. The Company amortizes its acquired intangible assets over a 15-year period for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. Highbury amortized $607,107 related to the goodwill and intangible assets in the three months ended March 31, 2007. Additionally, at November 30, 2006, when Highbury ceased to be a corporation in the development stage, the Company had total deferred expenses of $440,342 that are being amortized for tax purposes over a 15-year period. These expenses were currently deductible for financial statement purposes during Highbury’s development stage but were not deductible for tax purposes. Highbury amortized $7,339 of this deferred expense in the three months ended March 31, 2007.

10. Earnings Per Share

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

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$974,899	$97,155

Denominator:
Average shares outstanding - basic	9,527,000	7,345,000
Dilutive effect of Warrants	1,918,418	—
Average shares outstanding - diluted	11,445,418	7,345,000

As of March 31, 2007, the Company’s dilutive instruments outstanding include 15,820,000 Warrants which became eligible to be exercised on January 25, 2007 and 336,667 Units included in the underwriters’ purchase option. There are no effects of dilutive instruments included in the calculation for the three months ended March 31, 2006 because the Warrants were not exercisable until the later of the completion of the Business Combination and January 25, 2007 and the underwriters’ purchase option was out of the money based on the weighted average share price for the period. The dilutive effect of the Warrants is calculated using the treasury stock method and the average share price during the period. The Warrants are described in more detail in Note 2.

11. Related Party Transactions

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer, is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President, is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer, is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties as such are defined in Financial Accounting Standard No. 57 (“FAS 57”), “Related Party Disclosures.” In the three months ended March 31, 2007, Aston earned advisory fees of $9,455,297 and administrative fees of $1,150,484 from the Aston Funds. These fees, in total, accounted for approximately 96% of Aston’s total revenue in the three months ended March 31, 2007. As of March 31, 2007, the Company’s balance sheet includes accounts receivable of $ 3,379,870 associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees were earned. There were no comparable fees or receivables recorded in the three months ended March 31, 2006.

In the first quarter of 2007, Highbury engaged Berkshire Capital Securities LLC (“Berkshire Capital”) to act as a non-exclusive financial advisor in connection with possible future acquisitions. In such capacity, Berkshire Capital will assist the Company in structuring, negotiating and completing acquisitions of targets identified by Highbury and acknowledged by both Highbury and Berkshire Capital as being subject to Berkshire Capital’s engagement. If the Company enters into an agreement to acquire such a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then the Company will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, Highbury will pay Berkshire Capital $200,000 which will be credited against the success fee. Highbury will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct.

The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Berkshire Capital $7,500 per month for such services commencing on January 26, 2006. The statements of operations for the three months ended March 31, 2007 and March 31, 2006 include $22,500 and $16,452, respectively, related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statements of Financial Condition

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and cash equivalents	$5,596,066	$5,239,747
Advisory and administrative fees receivable	3,820,248	4,074,486
Goodwill	10,518,750	10,518,750
Other intangible assets	22,045,000	22,045,000
Other assets	1,635	1,635
Total assets	$41,981,699	$41,879,618
Liabilities and owner’s equity
Accounts payable—affiliates	$2,404,388	$2,266,559
Accrued compensation and benefits	337,618	648,625
Other accrued liabilities	1,014,692	954,318
Total liabilities	3,756,698	3,869,502
Owner’s equity	38,225,001	38,010,116
Total liabilities and owner’s equity	$41,981,699	$41,879,618

See accompanying notes.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statements of Operations
(Unaudited)

Three Months Ended March 31, 2006 and 2005

	2006	2005
Revenues
Advisory fees, net	$10,674,645	$11,980,270
Administration fees	357,937	327,757
Total revenues	11,032,582	12,308,027
Operating expenses
Distribution and advisory costs:
Affiliates	6,315,868	7,670,670
Other	1,981,608	2,895,300
Total distribution and advisory costs	8,297,476	10,565,970
Compensation and related expenses	966,376	1,078,185
Related party expense allocations	638,014	628,256
Other operating expenses	353,729	138,225
Total operating expenses	10,255,595	12,410,636
Operating income (loss)	776,987	(102,609)
Interest income	22,600	21,965
Net income (loss) before taxes	799,587	(80,644)
Income tax provision (benefit)	—	—
Net income (loss)	$799,587	$(80,644)

See accompanying notes.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statements of Changes in Owner’s Equity
(Unaudited)

Three Months Ended March 31, 2006 and 2005

Owner’s equity at January 1, 2005	$59,421,138
Net income	(80,644)
Net transfers from AAAMHI	362,777
Owner’s equity at March 31, 2005	$59,703,271
Owner’s equity at January 1, 2006	$38,010,116
Net income	799,587
Net transfers to AAAMHI	(584,702)
Owner’s equity at March 31, 2006	$38,225,001

See accompanying notes.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statements of Cash Flows
(Unaudited)

Three Months Ended March 31, 2006 and 2005

	2006	2005
Operating activities
Net income (loss)	$799,587	$(80,644)
Adjustments to reconcile net income (loss) to net cash flow provided by (used in) operating activities:
Changes in assets and liabilities:
(Increase) decrease in advisory and administrative fees receivable	254,238	(119,611)
(Increase) decrease in other assets	—	914
Increase (decrease) in accounts payable—affiliates	137,829	(252,842)
Increase (decrease) in accrued compensations and benefits	(311,007)	(597,671)
Increase (decrease) in other accrued liabilities	60,374	612,347
Net cash flow provided by (used in) operating activities	941,021	(437,507)
Financing activities
Transfers (to) from AAAMHI, net	(584,702)	362,777
Net cash provided by (used in) operating activities	(584,702)	362,777
Net increase in cash and cash equivalents	356,319	(74,730)
Cash and cash equivalents at beginning of year	5,239,747	3,158,266
Cash and cash equivalents at end of year	$5,696,066	$3,083,536

See accompanying notes.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements
(Unaudited)

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

The combined financial statements have been prepared from AAAMHI’s historical accounting records on a carve-out basis to include the historical financial position, results of operations, and cash flows applicable to the Business. The combined financial statements exclude all continuing operations of AAAMHI and its affiliated entities listed in the preceding paragraph that will be retained by the sellers. The combined financial statements have been prepared as if the Business had been a stand-alone operation, though they are not necessarily representative of results had the Business operated as a stand-alone operation, and it is not practicable to estimate what those expenses would have been on a stand-alone basis. Revenues, expenses, assets, and liabilities were derived from amounts associated with the Business in the AAAMHI financial records. The financial results include allocations of corporate expenses from AAAMHI and other U.S. affiliates and allocations of other corporate expenses from AAAMHI’s parent company that may be different from comparable expenses that would have been incurred if the Business operated as a stand-alone business. Allocations include amounts related to finance, occupancy, information systems, human resources, and other corporate services provided by AAAMHI and other U.S. affiliates and its parent based on percentage estimates of usage or costs incurred by the Business, which management believes represents a reasonable allocation methodology. Certain cash receipts and cash payments related to the Business were handled through AAAMHI and affiliate cash accounts, which are not included in the carve-out financial statements. These amounts have been accounted for as net capital contributions to the Business and are reflected as “Net transfers from AAAMHI” in the combined statements of changes in owner’s equity and the combined statements of cash flows reflects these cash transactions.

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
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents represent cash in banks and investments in money market mutual funds.

Goodwill and Intangible Assets

The Business has adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Intangible assets, comprising the estimated value of investment management contracts, and goodwill, included in the combined financial statements of the Business relate to the acquisition of certain AAAMHI affiliates including the Business. These amounts reflect management’s best estimate of a reasonable allocation to the Business of such amounts included in the financial records of AAAMHI. The provisions of SFAS No. 142 require that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested at least annually for impairment and require reporting units to be identified for the purpose of assessing potential future impairments of goodwill. The Business’ acquired intangible management contract asset relate to the provision of investment advisory services to the Funds in exchange for fees that are based on a percentage of the average daily net assets of the funds. These management contracts were acquired in 2001 as part of the acquisition of certain AAAMHI affiliates. The management contracts are subject to annual renewal by the Funds’ board of trustees which is expected to continue indefinitely since this has been the experience for the Funds as well as for the mutual fund industry as a whole. Accordingly, the Business’ acquired intangible assets related to the Funds are considered to be of an indefinite life as there is no foreseeable limit on the contract period. The Business conducts its annual testing of goodwill and intangible assets for impairment annually in the fourth quarter, unless events warrant more frequent testing.

Revenue Recognition

The Business derives its revenues from investment advisory and administrative services provided to the Funds and a limited number of managed accounts of AAAMHI. Based on the terms of the advisory and administrative agreements in place that set out fees to be earned as a stated percentage of assets under management, advisory and administrative fees are recognized in revenue in the period such services are performed unless facts and circumstances would indicate that collectibility of the fees are not reasonably assured. Expense reimbursements to certain of the Funds in accordance with agreements are reported as an offset to investment advisory fees. Such reimbursements totaled $566,061 and $536,600 for the three months ended March 31, 2006 and March 31, 2005, respectively.

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

Income Taxes

The Business is a component of AAAMHI, and as such was a component of the consolidated income tax return of AAAMHI, or an affiliate of AAAMHI, for the periods presented in these financial statements. However, for the purpose of the preparation of these financial statements, the Business is considered a stand-alone entity and any required provision for federal and state income taxes has been determined accordingly. The provision for federal and state income taxes is comprised of two components, current and deferred income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial and tax reporting bases of assets and liabilities and are measured using currently enacted rates and laws. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements
(Unaudited)

Fair Value of Financial Instruments

The carrying value of financial assets and liabilities included in the accompanying combined statements of financial condition approximate fair values due to their short-term nature.

3. Goodwill and Intangible Assets

Goodwill and intangible assets at March 31, 2006 and December 31, 2005 included in the accompanying combined statements of financial condition are shown net of accumulated amortization of $1,553,200 and $2,113,467 recorded prior to 2002 and the adoption of FAS 142. Impairment charges of approximately $10.4 million of intangible assets and $13.3 million of goodwill were recorded by the Business in 2005 in accordance with FAS 142.

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

4. Distribution and Advisory Costs

Distribution and advisory costs in the accompanying combined statement of operations consist of the following:

	Three Months Ended March 31
	2006	2005
Advisory costs:
AAAMHI affiliates	$6,144,486	$7,503,854
Third party sub-advisers	700,318	571,822
Total advisory costs	6,844,804	8,075,676
Distribution costs:
AAAMHI affiliates	171,382	166,816
Non-affiliates	1,281,290	2,323,478
Total distribution costs	1,452,672	2,490,294
Total distribution and advisory costs	$8,297,476	$10,565,970

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements
(Unaudited)

5. Income Taxes

A reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 35% for the three month periods ended March 31, 2006 and 2005, is as follows:

	2006	2005
Income tax provision (benefit) at statutory federal income tax rate	$279,855	$(28,225)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	39,979	(4,032)
Valuation allowance adjustment	(319,834)	32,257
Provision for income taxes	$—	$—

The current and deferred portion of the total provision for income taxes was $0 for each of the respective periods.

The components of the net deferred tax balances as of March 31, 2006 and December 31, 2005, are as follows:

	March 31 2006	December 31 2005
Deferred tax assets:
Net operating loss carryforwards	$6,677,547	$6,560,728
Goodwill and intangibles	2,707,833	3,107,833
Other	—	36,654
Less valuation allowance	(9,385,380)	(9,705,215)
Net deferred taxes	$—	$—

The need for a valuation allowance to reduce federal and state deferred tax assets and net operating losses has been determined as if the Business was a stand-alone entity. As such, management believes it is more likely than not that these items will not be realized.

6. Benefit Plans

Pension Plans

ABN AMRO Bank sponsors a non-contributory defined benefit pension plan covering substantially all U.S. salaried employees. Assets held by the plan consist primarily of shares of registered investment companies and pooled trust funds. The allocated expense of the Business totaled $26,545 and $68,946 for the three months ended March 31, 2006 and 2005, respectively.

Profit Sharing and Savings Plan

ABN AMRO Bank sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. salaried employees. Under the plan, employee contributions are partially matched by the respective ABN AMRO Bank subsidiary. In addition, the respective ABN AMRO Bank subsidiary may allocate a portion of its net profits to employees’ accounts in the plan. The allocated expense of the Business totaled $41,957 and $46,134 for the three months ended March 31, 2006 and 2005, respectively.

Group Welfare Plan

ABN AMRO Bank provides welfare and life insurance benefits to substantially all U.S. salaried employees and their dependents. The amount charged to expense includes welfare benefits paid to participants, net of participant contributions, and administrative costs. Life insurance premiums paid to insurance companies are recognized as an expense when paid. The allocated expense of the Business totaled $36,112 and $63,192 for the three months ended March 31, 2006 and 2005, respectively.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements
(Unaudited)

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on March 23, 2007.

Unless otherwise provided in this Quarterly Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Highbury Financial Inc. and its subsidiary. References to Highbury refer solely to Highbury Financial Inc. and references to Aston refer solely to Aston Asset Management LLC, a subsidiary of Highbury.

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results to be materially different from historical results and results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the following:

•
our performance is directly affected by changing conditions in global financial markets generally and in the equity markets particularly, and a decline or a lack of sustained growth in these markets may result in decreased advisory fees and administrative fees and a corresponding decline (or lack of growth) in our operating results and in the cash flow distributable to us from our existing or future affiliates;

•
we cannot be certain that we will be successful in finding or investing in additional investment management firms on favorable terms, or that existing and future affiliates will have favorable operating results;

•
we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing affiliate, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

•
those certain other factors discussed under the caption “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007, and in any other filings we make with the Securities and Exchange Commission from time to time.

We will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Business Combination. On April 20, 2006, Highbury and Aston entered into an asset purchase agreement, dated as of April 20, 2006, referred to in this Quarterly Report on Form 10-Q as the asset purchase agreement, among Highbury, Aston and ABN AMRO Asset Management Holdings, Inc., or AAAMHI, ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc., Montag & Caldwell, Inc., Tamro Capital Partners LLC, Veredus Asset Management LLC, and River Road Asset Management, LLC, collectively referred to herein as the sellers. Pursuant to the asset purchase agreement, on November 30, 2006, we acquired substantially all of the sellers’ business of providing investment advisory, administration, distribution and related services to the target funds specified in the asset purchase agreement. In connection with the consummation of this transaction, referred to in this Quarterly Report as the acquisition, Aston entered into agreements with each of the sellers that managed the target funds prior to the acquisition, pursuant to which each such seller now acts as a sub-adviser to the applicable target fund, each of which is now rebranded an Aston Fund. Pursuant to the asset purchase agreement, the sellers have agreed not to terminate these agreements for a period of five years following the consummation of the acquisition.

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

The acquired business was founded in 1993 within Alleghany Asset Management, Inc. by employees of Aston to manage open-end investment funds for retail and institutional clients in the United States. Originally, the acquired business employed investment advisers affiliated with its parent to manage the assets of the funds, while it centralized the distribution, marketing, reporting and other operations of the fund family. As the business developed, the acquired business created new mutual funds managed by experienced independent investment advisers. As of March 31, 2007, Aston managed 20 no-load mutual funds, comprised of 16 equity funds and four fixed income funds, with approximately $5.2 billion of mutual fund assets under management. Aston also managed approximately $206 million of separate account portfolios. Historically, the acquired business utilized seven different entities to manage the equity funds, of which five are affiliates of the sellers and two are independent. Upon consummation of the acquisition, Aston entered into long-term contracts with each of these entities pursuant to which they will sub-advise the funds. The contracts with the sellers’ affiliates will not be terminable by the sub-advisers for five years. One existing fixed income manager and two new managers have been retained to manage three fixed income funds. Aston’s relationship with the sub-advisers is supported by limited non-compete provisions and certain capacity guarantees in certain products to benefit Aston. This arrangement is intended to ensure that the investment philosophies and processes guiding the mutual funds in the future are consistent with their historical investment philosophies and processes.

As of March 31, 2007, 11 of the mutual funds carried an overall Morningstar Rating of three stars or better, including five four-star funds. Five funds are relatively new and are not currently rated by Morningstar. The 17 equity funds are classified in seven of the nine Morningstar style boxes, giving Aston wide coverage of the public equity investment spectrum and multiple sources of revenue. Aston intends to expand its assets under management with a combination of internal growth, new product development and accretive acquisitions. The Company believes the development of new products will provide growth in the future.

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

Since the consummation of the acquisition, Aston has created two new equity mutual funds. The Aston/Optimum Large Cap Opportunity Fund opened in December 2006, and the Aston/River Road Small-Mid Cap Fund opened in March 2007. In addition, Aston is in discussions with additional investment management firms and existing sub-advisers to create a variety of new mutual funds. The investment styles of these funds, if created, may include global equities, international equities, global real estate and large, mid and small cap U.S. equities.

In addition, Aston may be able to develop new distribution channels including:

•	arrangements with banks and insurance companies which, like ABN AMRO, elect to divest their mutual fund operations but enter into agreements with Aston to service their customers; and

•	wholesalers focused on the traditional retail broker channel.

Revenue Sharing Arrangement with Aston. Highbury formed Aston on April 19, 2006 and became the sole member of Aston. In connection with Highbury and Aston entering into the asset purchase agreement, the limited liability company agreement of Aston was amended and eight employees of the acquired business and ABN AMRO were admitted as members of Aston (collectively referred to in this Quarterly Report as the Aston management members). Highbury owns 65% of the membership interests of Aston, and the Aston management members own 35% of the membership interests of Aston.

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

Highbury’s contractual share of revenues has priority over the distributions to the Aston management members in the event Aston’s actual operating expenses exceed the Operating Allocation. As a result, excess expenses first reduce the portion of the Owners’ Allocation allocated to the Aston management members until the Aston management members’ allocation is eliminated before Highbury’s allocation is reduced. Any reduction in the distribution of revenues to be paid to Highbury is required to be paid to Highbury out of any future excess Operating Allocation and the portion of future Owners’ Allocation allocated to the Aston management members, with interest.

Business Overview. Commencing with the acquisition on November 30, 2006 of the acquired business, we derive most of our revenue from the provision of investment management and related services. Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of March 31, 2007, Aston was reimbursing 16 mutual funds whose expenses exceed the applicable expense cap.

Relationships with a limited number of clients account for a significant majority of our revenue. We expect that Aston’s relationships with these clients will continue to account for a substantial portion of our total revenue in future periods. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 96% of our assets under management, is comprised of 20 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 20 funds, Aston/ABN AMRO Growth, Aston/Montag & Caldwell Growth and Aston/Optimum Mid Cap each accounted for more than 10% of the revenues of Aston in the most recent fiscal quarter. Additionally, the assets under management that Aston sources through independent financial advisers using Schwab and Fidelity, as custodians, each generate more than 10% of revenues received by Aston. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

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

•
Compensation and Related Expenses. As of March 31, 2007, Aston employed 36 full-time employees. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently has no employees and provides no compensation to its officers or directors.

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

The Company’s significant accounting policies are presented in Note 4 to its condensed consolidated financial statements included elsewhere herein, and the following summaries should be read in conjunction with the financial statements and the related notes. While all accounting policies affect the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are the policies related to principles of combination, goodwill and intangible assets, valuation and income taxes.

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

Income Taxes. Deferred tax assets and liabilities are primarily the result of timing differences between the carrying value of assets and liabilities and the deductibility of operating expenses for financial reporting and income tax purposes. Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets. We amortize acquired intangible assets over a 15-year period for tax purposes only, reducing their tax basis below their carrying value for financial statement purposes and generating deferred taxes each reporting period. We amortized $607,107 related to goodwill and intangible assets in the three months ended March 31, 2007. Additionally, at November 30, 2006, when Highbury ceased to be a corporation in the development stage, we had total deferred expenses of $440,342 that are being amortized for tax purposes over a 15-year period. These expenses were currently deductible for financial statement purposes during Highbury’s development stage but were not deductible for tax purposes. Highbury amortized $7,339 of this deferred expense in the three months ended March 31, 2007.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had no unrecognized tax benefits, and at March 31, 2007, we continue to have no unrecognized tax benefits. We will recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we do not have any accrued interest related to uncertain tax positions. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Principles of Combination. The accompanying combined statements of operations, cash flows and owner’s equity for the acquired business for the three months ended March 31, 2006 have been prepared on a carve-out basis. The combined financial statements have been prepared from AAAMHI’s historical accounting records on a carve-out basis to include the historical financial position, results of operations and cash flows applicable to the acquired business. The combined financial statements have been prepared as if the business had been a stand-alone operation, though they are not necessarily representative of results had the acquired business operated as a stand-alone operation. Revenues, expenses, assets and liabilities were derived from amounts associated with the acquired business in the AAAMHI financial records. The financial results include allocations based on methodologies that management believes are reasonable of corporate expenses from AAAMHI and allocations of other corporate expenses from AAAMHI’s parent company that may be different from comparable expenses that would have been incurred if the acquired business operated as a stand-alone business. Specifically, ABN AMRO Services Company, Inc., a wholly-owned subsidiary of ABN AMRO North America Holding Company, or AANAHC, provided the acquired business with certain IT, infrastructure and e-mail services. LaSalle Bank Corporation, also a wholly-owned subsidiary of AANAHC, provided the acquired business with payroll, benefits, general ledger maintenance, internal audit and accounts payable services. These services were charged based upon utilized quantities (typically number of employees, number of transactions processed, or hours worked). AAAMHI provided the acquired business with executive management, finance, human resources and personal trade compliance services. These services were charged based upon employee count or management time incurred. AAAMHI’s parent and its parent companies provided other executive management, technology, sales support, finance, compliance and human resources support services. These services were charged out on a formula basis that considers assets under management, number of employees and non-interest expense. The cost of these services is included under the caption “Related-party expense allocations” in the accompanying combined statements of operations of the acquired business. Certain cash receipts and cash payments related to the acquired business were handled through AAAMHI and affiliate cash accounts which are not included in the carve-out financial statements. “Net transfers from AAAMHI” in the combined statements of changes in owner’s equity reflects these cash transactions.

The discussion and analysis of the acquired business’ financial condition and results of operations for the purposes of this document are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The acquired business’ significant accounting policies are presented in Note 2 to its combined financial statements included elsewhere herein, and the following summaries should be read in conjunction with the financial statements and the related notes included in this prospectus. The acquired business’ management believes the policies that fall within this category are the policies related to principles of combination and goodwill and intangible assets.

Recently Issued Accounting Pronouncements

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

Summary Financials

Highbury was formed July 13, 2005 to acquire or acquire control of one or more businesses in the financial services industry. On November 30, 2006, the Company completed its acquisition of the U.S. mutual fund business of ABN AMRO, or the acquired business. Selected financial information is presented below for the acquired business and for the Company for the three months ended March 31, 2006. The Company’s consolidated financial results for the three months ended March 31, 2007 include the operations of the acquired business.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2007
	Acquired Business	The Company	Combined(1)	The Company

Statement of Income Data
Operating revenue	$11,032,582	$—	$11,032,582	$11,055,186
Distribution and advisory costs	(8,297,476)	—	(8,297,476)	(5,226,124)
Compensation and related expenses	(966,376)	—	(966,376)	(1,328,764)
Amortization of intangible assets	—	—	—	—
Depreciation and other amortization	—	—	—	(34,864)
Other expenses	(991,743)	(90,153)	(1,081,896)	(1,410,100)
Operating income (loss)	$776,987	$(90,153)	$686,834	$3,055,334
Interest income	22,600	244,503	267,103	89,321
Minority interest	—	—	—	(1,595,824)
Income taxes	—	(57,195)	(57,195)	(573,932)
Net income (loss)	$799,587	$97,155	$896,742	$974,899
Earnings per share - basic	n/a	$0.01		$0.10
Average shares outstanding - basic	n/a	7,345,000		9,527,000
Earnings per share - diluted	n/a	$0.01		$0.09
Average shares outstanding - diluted	n/a	7,345,000		11,445,418

(1)
The information presented in the “Combined” column for the three months ended March 31, 2006 is the arithmetic sum of the operating results of the Company and the acquired business for period, which is prior to the date of the acquisition. No pro forma or other adjustments have been made in the presentation of the “Combined” financial results.

Basis of Presentation

In the “Results of Operations” section to follow, we discuss the actual consolidated financial results for the Company for the three months ended March 31, 2007 and March 31, 2006. In addition, we compare the combined results, as defined above in the Summary Financials, for the three months ended March 31, 2006 with the Company’s actual results for the three months ended March 31, 2007. The financial statements for the acquired business for the three months ended March 31, 2006 are presented on a carve-out basis.

We do not believe that the financial statements for the acquired business are comparable to the financial statements for the Company for periods following the business combination. Prior to the completion of the business combination, the acquired business was a division of AAAMHI and was not a separate legal entity. Historically, the acquired business utilized two sub-advisers and five advisers affiliated with AAAMHI. Because the Aston Funds were introduced over a period of 13 years and are managed by five different affiliates of AAAMHI, the historical fee sharing agreements between the acquired business and each investment adviser with respect to each Aston Fund varied among the funds and over time. In addition, since the acquired business and the investment advisers were part of a commonly controlled corporate entity, the historical fee sharing arrangements were not reflective of market terms but rather internal allocations that also varied.

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

In addition, certain amounts included in the acquired business’ financial statements were allocated from AAAMHI or other related entities. We believe that these allocations are reasonable, but not necessarily indicative of costs that would have been incurred by the acquired business had it operated as a stand alone business for the same periods. For these reasons, the revenue and expenses of the acquired business as it operates within the Company are not consistent with the revenue and expenses of the acquired business on a historical basis. As such, it may be difficult to draw conclusions from a comparison of operating results from before and after the acquisition.

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006 for the Company

For the three months ended March 31, 2007, the Company earned net income of $974,899 on total operating revenue of $11,055,186. The following table summarizes the total fees, weighted average assets under management and the weighted average fee basis for the period.

	For the three months ended March 31, 2007
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$9,751,420	$5,548	(1)	0.71%
Administrative fees	1,150,484	8,965	(2)	0.05%
Money market service fees	152,982	3,619		0.02	%(3)
Total revenue	$11,055,186	5,548	(4)	0.81	%(4)

(1)	Includes long-term mutual fund and separate account assets under management.
(2)	Aston provides administrative services to the Aston Funds, as well as six money market mutual funds managed by affiliates of AAAMHI.
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

As of March 31, 2007, the Company had $5,437 million of total assets under management, compared to $5,653 million as of December 31, 2006. As of March 31, 2007, mutual fund assets under management were $5,231 million, compared to $5,454 million as of December 31, 2006, a decline of approximately 4%. This decline resulted from net client cash flows, which represent aggregate contributions from new and existing clients less withdrawals, of approximately $293 million, offset by market appreciation of approximately $70 million. The net outflows during the quarter primarily resulted from redemptions in the Aston/Montag & Caldwell Growth Fund and the Aston/Veredus Aggressive Growth Fund. The Company believes these outflows are the result of investors’ concerns about the relative investment performance of these funds as compared to other similar funds. The Company believes that an improvement in the relative investment performance could stem these outflows. Additionally, Aston is actively developing new products to attract new assets. Since the consummation of the acquisition, Aston has created two new equity mutual funds. The Aston/Optimum Large Cap Opportunity Fund opened in December 2006, and the Aston/River Road Small-Mid Cap Fund opened in March 2007. Aston is also in discussions with additional investment management firms and existing sub-advisers to create a variety of new mutual funds. The investment styles of these funds, if created, may include global equities, international equities, global real estate and large, mid and small cap U.S. equities. During the first quarter of 2007, separate account assets under management increased from $199 million to $206 million.

The Company incurred $7,999,852 of total operating costs for the three months ended March 31, 2007. During the period, Aston incurred total distribution and sub-advisory expenses of $5,226,124, including $4,131,222 payable to the sub-advisers (approximately 42% of the net advisory fees for the period) and $1,094,902 payable pursuant to third-party distribution agreements (approximately 10% of the net advisory fees for the period). Aston incurred employee compensation and related expenses of $1,328,764 during the period. Highbury has no employees and did not pay compensation of any kind to its directors or officers during the period. The Company incurred $34,864 of depreciation expense relating to Aston’s fixed assets and $1,410,100 of other operating expenses during the period. These expenses include the operating expenses of Aston and Highbury for the period and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the three months ended March 31, 2007 were $954,257, and Highbury’s direct operating expenses for the three months ended March 31, 2007 were as follows:

Professional fees	$310,409
Insurance	58,212
Administrative fees	22,500
Travel and entertainment	11,040
Other expenses	53,682
$455,843

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills. For the three months ended March 31, 2007, Highbury earned interest income on these balances and investments of $84,321. Highbury also invested $1,000,010 in the Aston/River Road Small-Mid Cap Fund, a new mutual fund opened by Aston in March 2007. As of March 31, 2007, this investment was valued at $1,005,010. The Company recorded investment income of $5,000 on its statement of operations for the three months ended March 31, 2007 to reflect this increase in value. Highbury expects to redeem this investment during the second quarter of 2007.

The Company recorded income of $3,144,655 before minority interest and provisions for income taxes for the three months ended March 31, 2007. As a result of the Aston management members’ interest in Aston, the Company recorded a minority interest expense of $1,595,824 for the period.

Highbury earned net income of $97,155 in the three months ended March 31, 2006. However, since the Company had not completed the acquisition at that time, the Company did not earn any operating revenue during the period. During the period, Highbury’s activities were focused exclusively on identifying targets for an initial business combination. Highbury incurred $90,153 of operating expenses during the period, primarily relating to legal, accounting, insurance, occupancy and administrative fees and earned interest income of $244,503 on the balance of cash held in its trust account during the period. Highbury recorded income before provisions for income taxes of $154,350 for the three months ended March 31, 2006.

The following table outlines Highbury’s income tax expenses for the three-month periods ended March 31, 2007 and March 31, 2006.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Current	$346,244	$109,498
Deferred - intangible related	224,968	-
Deferred - other	2,720	(52,303)
Total	$573,932	$57,195

The sources of the Company’s deferred tax liability are as follows:

March 31, 2007
Amortization of goodwill and intangibles	$299,957
Amortization of deferred expenses	3,627
Interest income deferred for reporting purposes	-
Expenses deferred for income tax purposes	(163,172)
Valuation allowance	-
Total	$140,412

For further discussion of the Company’s income taxes, please refer to Note 9 of the condensed consolidated financial statements included elsewhere in this document.

The Company had net income of $974,899 for the three months ended March 31, 2007 compared to net income of $97,155 for the three months ended March 31, 2006. Highbury’s basic and diluted earnings per share increased from $0.01 and $0.01, respectively, for the three months ended March 31, 2006 to $0.10 and $0.09, respectively, for the three month periods March 31, 2007.

Three months ended March 31, 2007 for the Company compared to combined results of the Company and the acquired business in the three months ended March 31, 2006

Combined operating revenue of the Company and the acquired business during the three months ended March 31, 2006 was $11,032,582, as compared to $11,055,186 for the Company during the three months ended March 31, 2007. This marginal increase in revenue is largely attributable to Aston’s Administrative, Marketing and Compliance Agreement with ABN AMRO, whereby Aston provides certain administrative services to six money market mutual funds managed by ABN AMRO. Net advisory fees decreased from $10,674,645 in 2006 to $9,751,420 in 2007, primarily as a result of lower average mutual fund balances. This decline was partially mitigated by an increase in the weighted average advisory fee basis from 0.70% in the first three months of 2006 to 0.71% in the first three months of 2007. As of March 31, 2007, the Company’s total mutual fund assets under management were $5.2 billion, as compared to $6.1 billion as of March 31, 2006 for the acquired business. However, the administration fees earned by the acquired business increased from $357,937 in 2006 to $1,150,484 in 2007, primarily as a result of the additional services provided to the money market mutual funds and a change in the presentation of the administration fees. The acquired business accrued revenue from administration fees net of certain sub-administration fees paid to a third-party provider. The Company has determined it is appropriate to record the revenues on a gross basis and include the associated sub-administration expenses within other operating costs. The administration fees earned by the Company in the three months ended March 31, 2007, net of all sub-administration fees paid, were $587,181. This represents an increase of $229,244, on a comparable basis, over the fees earned by the acquired business in the prior period. This increase is primarily attributable to the additional administrative services provided to the money market mutual funds. Aston also earned money market service fees from ABN AMRO of $152,982 in the three months ended March 31, 2007 under this agreement. There were no corresponding fees in the three months ended March 31, 2006.

Distribution and advisory costs declined from $8,297,476 for the acquired business in the three months ended March 31, 2006 to $5,226,124 for the Company in the corresponding period in 2007. This decline is partially attributable to the decline in mutual fund assets under management from 2006 to 2007, as these expenses are directly related to the value of assets under management. In addition, the new sub-advisory agreements into which Aston entered at the closing of the acquisition provide for substantially lower payments to the sub-advisers affiliated with AAAMHI than the historical fee-sharing agreements. These new agreements have substantially decreased the sub-advisory costs from pre-acquisition levels.

Combined compensation and related expenses were $966,376 for the three months ended March 31, 2006. Compensation and related expenses for the Company were $1,328,764 for the three months ended March 31, 2007. This increase is largely attributable to the increased operating profitability of Aston as a result of the changes in the sub-advisory contracts and other changes to the acquired business since the acquisition. The Aston management team participates directly in this increased profitability through their retention of any excess operating allocation which is paid as compensation. The increase also reflects the addition of three employees at Aston at the time of the acquisition that were not reflected in the compensation expense for the first three months of 2006.

Combined other operating expenses were $1,081,896 for the three months ended March 31, 2006. During the three months ended March 31, 2007, the Company incurred $1,410,000 of other operating expenses. This increase of $328,204 is largely attributable to the increase in Highbury’s direct operating costs between the periods from $90,153 to $455,843, a difference of $365,690. Highbury’s operating expenses increased for several reasons. For one, the results reflect a full quarter of operations in 2007 whereas all expenses incurred prior to the Company’s initial public offering at the end of January 2006 related to and therefore were charged to the offering. In addition, Highbury has incurred legal and accounting fees in the first quarter associated with the Company’s public reporting obligations and a post-effective amendment of its registration statement. Excluding these expenses, the operating expense levels of the acquired business and Aston were substantially the same.

The Company generated operating income of $3,055,334 during the three months ended March 31, 2007 as compared to combined operating income of $686,834 in the three months ended March 31, 2006 for the Company and the acquired business. While operating revenues were similar between the periods, the increase in operating income is primarily attributable to the Administrative, Marketing and Compliance Agreement with ABN AMRO and to the new sub-advisory contracts signed at the time of the acquisition which reduced Aston’s payments to sub-advisors affiliated with ABN AMRO.

Because of the different capital structures and ownership structures of the acquired business before and after the acquisition, comparisons of the differences in interest income, minority interest and income taxes are not meaningful.

Supplemental Non-GAAP Performance Measure

As supplemental information, we provide a non-GAAP performance measure that we refer to as Cash Net Income. This measure is provided in addition to, but not as a substitute for, GAAP Net Income. Cash Net Income means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) deferred taxes related to intangible assets, plus (d) affiliate depreciation, plus (e) other non-cash expenses. We consider Cash Net Income an important measure of our financial performance, as we believe it represents operating performance before non-cash expenses relating to the acquisition of our interest in our affiliated investment management firm. Cash Net Income is not a measure of financial performance under GAAP and, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Cash Net Income is used by our management and board of directors as a performance benchmark.

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

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net Income	$974,899	$97,155
Intangible amortization	—	—
Intangible-related deferred taxes	224,968	—
Affiliate depreciation	34,864	—
Other non-cash expenses	—	—
Cash Net Income	$1,234,731	$97,155

Liquidity and Capital Resources

Since its inception, Highbury has funded its business activities almost exclusively through cash flows from financing, including the debt and equity provided by the initial shareholders and the funds raised in our initial public offering. Going forward, Highbury expects to fund its business activities with a combination of operating income and the interest income earned on its cash balances and to fund future acquisitions with retained net income or the issuance of debt or equity. As of March 31, 2007, Highbury had no borrowings outstanding. In the future, however, we will closely review our ratio of debt to Adjusted EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our credit facility currently limits our leverage ratio to 2.0 times Adjusted EBITDA. We believe this level is prudent for our business, although substantially higher levels of senior and subordinated debt in relation to Adjusted EBITDA may also be prudent to fund future acquisitions.

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

As of March 31, 2007, the Company had $7,607,019 of cash and equivalents, $1,514,606 of short-term investments, $1,005,010 of other investments and $3,603,560 of accounts receivable. The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in March 2007. Aston receives its revenues generally within the first week of the month following the month in which they are earned. At March 31, 2007, the Company had accounts payable of $4,487,951, primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers. These payments are generally paid shortly after the receipt of the revenue discussed above. In addition, this figure includes $1,382,725 of distributions payable to the Aston management members which were subsequently paid in April 2007. Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. Going forward, we expect Aston will distribute all of its excess cash on a quarterly basis to its owners, so we do not expect large cash balances to accrue within Aston. Highbury will retain its cash, and we expect our cash balances will increase over time until the cash is used to fund acquisitions, service debt, if any, or repurchase our securities, if appropriate.

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

Cash Flow from Operating Activities. Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation as well as the changes in our consolidated working capital. In the first three months of 2007, the Company received $2,440,247 of net cash flow from its operating activities. In addition to our net income of $974,899, the Company benefited from $227,688 of deferred taxes related primarily to the amortization of goodwill and intangible assets acquired in the acquisition for income tax purposes. Accounts payable and accrued expenses increased by $2,218,481, primarily as a result of the accumulation of the quarterly distribution owed to the Aston management members and certain legal and accounting expenses incurred by Highbury in connection with our public reporting requirements. During the period, the Company also invested $1,514,606 in treasury securities with a current maturity in excess of three months.

Cash Flow from Investing Activities. Changes in net cash flow from investing activities will result primarily from capital expenditures, investments in new affiliates or, from time to time, in new mutual funds created by Aston. In March 2007, Highbury invested $1,000,010 in the Aston/River Road Small-Mid Cap Fund. Highbury expects to redeem this investment during the second quarter as new investors invest in the fund. In addition, Aston purchased $81,923 in fixed assets during the period.

Cash Flow from Financing Activities. Changes in net cash flow from financing activities will result primarily from the issuance of equity or debt or the repayment of any obligations which may arise thereunder. During the three months ended March 31, 2006, Highbury did not have any cash flows related to financing activities. In the three months ended March 31, 2006, Highbury received net cash flow of $44,445,113 from financing activities as a result of our initial public offering and private placement in January.

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

Borrowings under our credit facility will bear interest, at our option, at either the fluctuating prime rate minus one-half of one percent (0.50%) per year or the LIBOR interest rate plus one and one-half percent (1.50%) per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on October 31, 2007. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%). As of March 31, 2007, we had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. We are also required to maintain a minimum net worth and ratio of debt to EBITDA. As of March 31, 2007, we were in compliance with all of the covenant requirements under this credit facility.

Contractual Obligations

There have been no material changes to the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.

Supplemental Non-GAAP Liquidity Measure

As supplemental information, we provide information regarding Adjusted EBITDA, a non-GAAP liquidity measure. This measure is provided in addition to, but not as a substitute for, cash flow from operations. Adjusted EBITDA means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) interest expense, plus (d) depreciation, plus (e) other non-cash expenses, plus (f) income tax expense. This definition of Adjusted EBITDA is consistent with the definition of EBITDA used in our credit facility. Adjusted EBITDA, as calculated by us, may not be consistent with computations of Adjusted EBITDA by other companies. As a measure of liquidity, we believe that Adjusted EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. We provide this non-GAAP measure because our management uses this information when analyzing the Company’s financial position.

The following table provides a reconciliation of cash flow from operations to Adjusted EBITDA:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Cash Flow from Operations	$2,440,247	$(169,413)
Interest expense		—
Current income tax provision	346,244	109,498
Changes in assets and liabilities	(989,697)	214,265
Changes in minority interest	(213,099)	—
Adjusted EBITDA	$1,583,695	$154,350

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net Income	$974,899	$97,155
Income tax expense	573,932	57,195
Interest expense	—	—
Intangible amortization	—	—
Depreciation and other amortization	34,864	—
Other non-cash expenses	—	—
Adjusted EBITDA	$1,583,695	$154,350

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Notes 2 and 11 to our financial statements for a discussion of the options and warrants.

Agreements with Berkshire Capital

Highbury occupies office space provided by Berkshire Capital Securities LLC, or Berkshire Capital. Messrs. Cameron, Foote and Forth, our executive officers, are affiliated with Berkshire Capital. Berkshire Capital has agreed to make such office space, as well as certain office and secretarial services, available to Highbury, as may be required by Highbury from time to time. Highbury has agreed to pay Berkshire Capital $7,500 per month for such services indefinitely. The agreement is terminable by either party upon six months’ prior notice. The statements of operations for the three-month periods ended March 31, 2007 and March 31, 2006 include $22,500 and $16,452, respectively, related to this agreement.

We have engaged Berkshire Capital to act as our non-exclusive financial advisor in connection with possible future acquisitions. In such capacity, Berkshire Capital will assist us in structuring, negotiating and completing acquisitions of targets identified by us and acknowledged by both us and Berkshire Capital as being subject to Berkshire Capital’s engagement. If we enter into an agreement to acquire such a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then we will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, we will pay Berkshire Capital $200,000 which will be credited against the success fee. We will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct. The statement of operations for the three months ended March 31, 2007 does not include any expenses related to this agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2007.  Please refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

In addition to the other information included in this Quarterly Report on Form 10-Q and the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007, you should consider the following risk factors in evaluating our business and future prospects. If any of the risks contained in this Report or our Annual Report occur, our business, financial condition and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and our stockholders could lose all or a part of their investment.

If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may have little or no value and the market for our warrants may be limited.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we cannot assure you that we will be able to do so. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire, and we will not net-cash settle the warrants. Thus, our warrants may be deprived of any value. The market for our warrants may be limited, and the warrants may expire worthless and unredeemed. Even if warrant holders are not able to exercise their warrants because there is no current prospectus or the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we can exercise our redemption rights.

If our stockholders who acquired their shares prior to our initial public offering exercise their registration rights, it may have an adverse effect on the market price of our common stock.

Our stockholders who acquired their shares prior to our initial public offering, or our initial stockholders, are entitled to demand that we register the resale of their 1,725,000 shares of common stock owned prior to our initial public offering. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which their shares of common stock are released from escrow, which will be January 31, 2009. In addition, our initial stockholders hold 166,667 shares that they purchased in a private placement contemporaneously with our initial public offering that are now eligible for registration. If all these shares are registered, there will be an additional 166,667 shares of common stock eligible for trading in the public market (and potentially another 333,334 shares of common stock issuable to our initial stockholders upon exercise of warrants). The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

ITEM 2. EXHIBITS

The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHBURY FINANCIAL INC.

Dated: May 2, 2007	By: /s/ Richard S. Foote
Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2007	By: /s/ R. Bradley Forth
R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Section 302 Certification by CEO.
31.2	Section 302 Certification by CFO.
32	Section 906 Certification by CEO and CFO.
.