Form 10-Q
period 2007-06-30
HIGHBURY FINANCIAL INC
filed 2007-08-09
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-51682

Highbury Financial Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3187008
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Eighteenth Street, Ste. 3000 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

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

As of August 1, 2007, 9,527,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and equivalents	$8,485,559	$6,248,705
Short-term investments	3,065,503	-
Marketable securities	398,762	-
Accounts receivable (Note 11)	3,343,622	3,646,422
Prepaid expenses	74,093	221,220
Other current assets	-	13,670
Total current assets	15,367,539	10,130,017

Fixed assets	1,200,384	573,534
Accumulated depreciation	(80,223)	-
Net fixed assets	1,120,161	573,534

Identifiable intangibles (Note 3)	26,753,000	26,753,000
Goodwill (Note 3)	9,673,412	9,673,412
Deferred income taxes (Notes 3, 9)	-	87,276
Other long term assets	151,015	150,000

Total assets	$53,065,127	$47,367,239

Current liabilities:
Accounts payable and accrued expenses (Note 5)	$4,632,705	$2,269,470
Income taxes payable (Note 9)	390,491	242,089
Deferred income taxes (Notes 3, 9)	391,992	-
Total current liabilities	5,415,188	2,511,559
Deferred rent (Note 4)	678,884	-
Total liabilities	6,094,072	2,511,559

Commitments and contingencies (Note 7)	-	-

Minority interest (Note 3)	840,000	626,901

Stockholders' equity (Notes 2, 3, 8):
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 9,527,000 shares issued and outstanding as of June 30, 2007 and December 31, 2006	953	953
Additional paid-in capital	56,693,484	56,693,484
Accumulated deficit	(10,563,382)	(12,465,658)
Total stockholders' equity	46,131,055	44,228,779

Total liabilities and stockholders' equity	$53,065,127	$47,367,239

See Notes to Unaudited Condensed Consolidated Financial Statements

Highbury Financial Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue (Note 11)	$10,616,247	$-	$21,671,433	$-

Operating expenses:
Distribution and sub-advisory costs	(5,030,615)	-	(10,256,739)	-
Compensation and related expenses	(1,985,660)	-	(3,314,424)	-
Amortization of intangible assets	-	-	-	-
Depreciation and other amortization	(45,359)	-	(80,223)	-
Other operating expenses	(1,161,113)	(170,521)	(2,571,213)	(260,674)
Total expenses	(8,222,747)	(170,521)	(16,222,599)	(260,674)
Operating income / (loss)	2,393,500	(170,521)	5,448,834	(260,674)

Non-operating income:
Interest income	122,453	3,376	206,774	3,376
Investment income	45,694	474,042	50,694	718,545
Total non-operating income	168,147	477,418	257,468	721,921

Income before minority interest	2,561,647	306,897	5,706,362	461,247

Minority interest (Note 3)	(991,992)	-	(2,587,816)	-

Income before provision for income taxes	1,569,655	306,897	3,118,486	461,247

Provision for income taxes (Note 9):
Current	(390,698)	(188,687)	(736,942)	(298,185)
Deferred - Intangible-related	(248,575)	-	(473,543)	-
Deferred - Other	(3,005)	75,872	(5,725)	128,175
Total income taxes	(642,278)	(112,815)	(1,216,210)	(170,010)

Net income for the period	$927,377	$194,082	$1,902,276	$291,237

Weighted average shares outstanding, basic	9,527,000	9,635,000	9,527,000	8,502,722
Net income per share, basic	$0.10	$0.02	$0.20	$0.03

Weighted average shares outstanding, diluted	12,811,342	9,635,000	12,163,667	8,502,722
Net income per share, diluted	$0.07	$0.02	$0.16	$0.03

See Notes to Unaudited Condensed Consolidated Financial Statements

Highbury Financial Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Cash flows from operating activities:
Net income for the period	$927,377	$194,082	$1,902,276	$291,237

Adjustments to reconcile net income to net cash used in operating activities:
(Increase) / decrease in deferred taxes	251,580	(75,872)	479,268	(128,175)
Depreciation and other amortization	45,359	-	80,223	-
Minority interest	991,992	-	2,587,816	-

Changes in operating assets and liabilities:
(Increase) / decrease in trust account	-	(290,882)	-	(601,340)
(Increase) / decrease in short-term investments	(1,550,897)	-	(3,065,503)	-
(Increase) / decrease in marketable securities	(45,694)	-	(50,694)	-
(Increase) / decrease in accounts receivable	259,938	-	302,800	-
(Increase) / decrease in prepaid expenses	54,457	26,108	147,127	(105,355)
(Increase) / decrease in other current assets	-	-	13,670	-
(Increase) / decrease in other long term assets	(338)	-	(1,015)	-
Increase / (decrease) in accounts payable and accrued expenses	535,487	(315,012)	1,158,144	(262,809)
Increase / (decrease) in deferred interest	-	46,840	-	112,795
Increase / (decrease) in income taxes payable	74,158	(41,313)	148,402	68,185
Increase / (decrease) in deferred rent	88,471	-	156,524	-
Increase / (decrease) in minority interest	-	-	213,099	-
Net cash provided by / (used in) operating activities	1,631,890	(456,049)	4,072,137	(625,462)

Cash flows from investing activities:
Cash held in trust account	-	-	-	(43,289,567)
Purchase of investments	(400,000)	-	(1,400,010)	-
Sale of investments	1,051,942	-	1,051,942	-
Capital expenditures	(22,567)	-	(104,490)	-
Net cash used in investing activities	629,375	-	(452,558)	(43,289,567)

Cash flows from financing activities: (Note 2)
Distributions paid to minority interest holders	(1,382,725)	-	(1,382,725)	-
Proceeds from sale of shares of common stock and warrants	-	-	-	47,460,000
Proceeds from issuance of option	-	-	-	100
Payments of notes payable, stockholders	-	-	-	(70,000)
Payment of costs of public offering	-	-	-	(2,944,987)
Net cash provided by financing activities	(1,382,725)	-	(1,382,725)	44,445,113

Net increase in cash	878,540	(456,049)	2,236,854	530,084
Cash at beginning of period	7,607,019	1,023,035	6,248,705	36,902
Cash at end of period	$8,485,559	$566,986	$8,485,559	$566,986

Supplemental schedule of non-cash financing and investing activities:
Accrual of costs of public offering	$-	$496,379	$-	$756,965
Accrual of acquisition costs	-	-	-	673,333
Deferred rent and leasehold improvements recorded in connection with construction allowance	-	-	522,360	-

Supplemental disclosure of cash flow information:
Cash paid for taxes	$316,539	$230,000	$588,539	$232,146

See Notes to Unaudited Condensed Consolidated Financial Statements

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and June 30, 2006 are unaudited and include the accounts of Highbury Financial Inc. (“Highbury” or the “Company”) and its 65%-owned subsidiary, Aston Asset Management LLC (“Aston”). The Company has selected December 31 as its fiscal year end.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the consolidated financial position of the Company as of June 30, 2007 and the consolidated results of operations and consolidated cash flows for the three and six months ended June 30, 2007 and June 30, 2006. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The accompanying December 31, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Highbury is an investment management holding company providing permanent capital solutions to mid-sized investment management firms. The Company pursues acquisition opportunities and seeks to establish accretive partnerships with high quality investment management firms. Highbury’s strategy is to provide permanent equity capital to fund buyouts from corporate parents, buyouts of founding or departing partners, growth initiatives, or exit strategies for private equity funds. This strategy includes leaving material equity interests with management teams to align the interests of management and Highbury’s shareholders and, in general, does not include integrating future acquisitions, although Highbury may execute add-on acquisitions for its current or future affiliates. The Company seeks to augment and diversify its sources of revenue by management team, asset class, investment style, distribution channel and client type.

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

In connection with the Offering, the Company issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. The option is exercisable beginning on January 25, 2007 and expires on January 25, 2010. The Company has accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. The Company estimated, at the time of the Offering, that the fair value of this option was approximately $423,000 ($1.26 per Unit) using a Black-Scholes option pricing model. The fair value of the option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 29.0%, (2) risk-free interest rate of 4.34% and (3) expected life of four years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $6.25 per share.

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

With respect to the Business Combination, any Public Stockholder who voted against the Business Combination had the right to demand that the Company convert his shares. The per share conversion price was equal to the amount in the Trust Account, net of taxes payable, calculated as of two business days prior to the consummation of the Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Such Public Stockholders were entitled to receive their per-share interest, net of taxes payable, in the Trust Account computed excluding the shares held by Initial Stockholders.

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

Short-Term Investments

Short-term investments include (i) a zero coupon U.S. Treasury Bill with a maturity of October 11, 2007 carried on the Company’s financial statements at $1,531,470 as of June 30, 2007 and (ii) a zero coupon U.S. Treasury Bill with a maturity of July 19, 2007 carried on the Company’s financial statements at $1,534,033 as of June 30, 2007.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Marketable Securities

In March 2007, Highbury invested $1,000,010 of initial seed capital in the Aston/River Road Small-Mid Cap Fund, a new mutual fund started by Aston. During the quarter, Highbury liquidated this investment as new assets flowed into the fund generating total proceeds to Highbury of $1,051,942. The change in the value of this investment is included in investment income on the statements of operations for the three and six months ended June 30, 2007.

In June 2007, Highbury invested $200,000 in the Aston/River Road Small-Mid Cap Fund Class I and $200,000 in the Aston/River Road Dynamic Equity Fund Class I. Each of these investments provided the initial seed capital for a new mutual fund share class within the two existing funds. As of June 30, 2007, these investments were valued at $398,762. This balance is reflected on the balance sheet as of June 30, 2007 in the line item investments, and the change in the value of the investment is included in investment income on the statement of operations for the three and six months ended June 30, 2007. In July, 2007 Highbury liquidated its investment in the Aston/River Road Small-Mid Cap Fund Class I as new assets flowed into the fund generating total proceeds to Highbury of $201,332. Highbury expects to redeem its investment in the Aston/River Road Dynamic Equity Fund Class I during the third quarter of 2007. Securities underlying the amounts reflected on the balance sheet include investments in common stock of corporations and cash.

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

Minority Interest

Highbury owns 65% of Aston and is its manager member. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses, including compensation (the Operating Allocation), while the remaining portion of revenue (the Owners' Allocation) is allocable to the Company and the other members, with a priority to Highbury. The portion of the income or loss of Aston allocated to owners other than Highbury is included in minority interest in the Consolidated Statements of Income. Minority interest on the Consolidated Balance Sheets includes capital and undistributed income owned by the Management Members. Additionally as of June 30, 2007, approximately $991,992 of undistributed Owners’ Allocation owed to the Management Members is included as a distribution payable within accounts payable and accrued expenses on the Consolidated Balance Sheets. This amount was subsequently paid to the Management Members in July 2007.

Revenue Recognition

Highbury derives its operating revenues from Aston, its majority-owned subsidiary. Highbury also earns interest income on its cash balances and investment income on its investments in the Aston Funds.

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

Income Per Common Share

Income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The dilutive effect of the Company’s 15,820,000 outstanding Warrants has been included in diluted income per share calculations for the three and six months ended June 30, 2007. The dilutive effect of the Warrants is calculated using the treasury stock method and the weighted average stock price for the period. The Warrants have not been considered for the three and six months ended June 30, 2006 because the Warrants were not exercisable until the later of the completion of the Business Combination and January 25, 2007. The dilutive effect of the 336,667 Units included in the underwriters’ purchase option has not been considered in diluted income per share calculations for the periods because in each period the unit purchase option was out-of-the-money based on the weighted average stock price for the period.

Fair Value

Financial Accounting Standard No. 107 ("FAS 107"), "Disclosures about Fair Value of Financial Instruments," requires Highbury to disclose the estimated fair values for certain of its financial instruments.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

4. Lease Commitments

Aston currently leases office space for its primary office in Chicago and for two satellite offices in New Jersey and California under various leasing arrangements. The lease for the office in New Jersey expires in May 2008. The lease for the office in California is on a month-to-month basis. At June 30, 2007, the Company's aggregate future minimum payments for the Chicago lease, which carries an eleven year term, are payable as follows:

Year ending December 31,	Required Minimum Payments	Annual Lease Expense

2007	$17,412	$206,564
2008	215,474	219,174
2009	222,003	219,174
2010	228,533	219,174
2011	235,062	219,174
Thereafter	1,279,257	1,114,481
Total	$2,197,741	$2,197,741

In addition to the base rent, Aston is required to pay its pro rata share of the real estate taxes and operating expenses of its building. The figures in the table above reflect the base annual rent payments and the base annual rent expense on a straight line basis in accordance with SFAS 13. During the three and six months ended June 30, 2007, Aston recognized $54,793 and $96,977, respectively, of rent expense in connection with this lease. Under the terms of Aston’s lease, Aston is entitled to an abatement of the base rent and real estate taxes and operating expenses for a period of 11 months at the beginning of the lease term. This abatement period will end in December 2007. Management has estimated that the abatement relating to rent expense is approximately $189,000 and that the abatement related to real estate taxes and operating expenses is approximately $190,000. In addition, the lessor contributed $522,360 to the construction costs in connection with the build-out of the office space. This construction allowance, certain leasehold improvements incurred by Aston in connection with the build-out of the office space and the aforementioned abatement of the real estate taxes and operating expenses have been recorded as deferred rent and are being amortized as a reduction to rent expense over the term of the lease in accordance with SFAS 13. The amortization of these deferred rent amounts are not included in the annual rent expense schedule above. Also, Aston has an option to extend the lease under the same terms and conditions for a single additional five-year period.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	At June 30,	At December 31,
	2007	2006

Payable to sub-advisors	$1,115,533	$1,556,961
Payable to brokers	558,993	239,949
Payable to Management Members	991,992	-
Other payables	1,966,187	472,560
	$4,632,705	$2,269,470

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

There were no borrowings outstanding under this facility at any point in 2006 or in the first six months of 2007, including at June 30, 2007. Highbury has maintained compliance with the applicable covenants of this facility in 2006 and in the first half of 2007.

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

The future annualized revenue will be determined based on the definition of “Approved Target Funds” which includes the existing funds and new funds or classes of funds which are advised by Aston and sub-advised by the Sellers. As a result, in the event that Highbury were to acquire other mutual fund investment managers and the trustees of those mutual funds were to retain sub-advisers affiliated with the Sellers, such revenues would be counted for purposes of calculation of the future annualized revenue. For the six-month period ended June 30, 2007, the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Target Funds was $37.1 million. As such, Highbury has not accrued any liability for this contingency.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

The Company presently occupies office space provided by an affiliate of several of our Initial Stockholders. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on January 26, 2006. The statements of operations for the three month periods ended June 30, 2007 and June 30, 2006 each include $22,500 related to this agreement. For the six month periods ended June 30, 2007 and June 30, 2006, the statements of operations include $45,000 and $38,952, respectively, related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

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

8. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2007, no shares of preferred stock have been issued.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock

The Company’s initial stockholders purchased 1,500,000 common shares for $25,000 on August 1, 2005. On January 13, 2006, the Board of Directors authorized a stock dividend of 0.15 shares of common stock for each share of common stock outstanding, bringing the initial outstanding shares to 1,725,000. All references in the accompanying financial statements to the number of shares of stock outstanding have been retroactively restated to reflect the stock dividend. The Company sold 7,910,000 Units in the Private Placement and the Offering, which included all of the 1,010,000 Units subject to the underwriters’ over-allotment option. Included in these Units were one share of common stock and two warrants to purchase shares of common stock. In connection with the consummation of the Business Combination, the Company repurchased 108,000 shares from one Public Stockholder. As of June 30, 2007, 9,527,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Common Stock Commitments

At June 30, 2007, 15,820,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants and 1,010,001 shares of common stock were reserved for issuance upon exercise of the underwriters' unit purchase option. Upon exercise of the underwriters’ unit purchase option, the underwriters will receive 336,667 Units, each of which will include one share of common stock and two warrants to purchase shares of common stock.

9. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had no unrecognized tax benefits, and at June 30, 2007, we continue to have no unrecognized tax benefits. We will recognize interest and penalties related to uncertain tax positions in income tax expense, if any. As of June 30, 2007, we do not have any accrued interest related to uncertain tax positions. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

The provisions for income taxes for the three and six months ended June 30, 2007 and June 30, 2006 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30
	2007	2006	2007	2006
Current
Federal	$290,809	$165,111	$593,791	$260,928
State	99,889	23,576	143,151	37,257
Deferred
Federal	186,931	(65,597)	386,170	(111,365)
State	64,649	(9,366)	93,098	(15,901)
Reversal of Valuation Allowance	-	(909)	-	(909)
	$642,278	$112,815	$1,216,210	$170,010

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

The sources of the net deferred tax liability are as follows:

June 30,
2007
Amortization of goodwill for income tax purposes	$548,532
Amortization of deferred expenses	6,632
Interest income deferred for reporting purposes	—
Expenses deferred for income tax purposes	(163,172)
Valuation allowance	—
Net deferred income taxes	$391,992

During 2006, the Company began to generate taxable income and therefore is no longer recording a valuation allowance against its deferred tax assets. Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets. The Company amortizes its acquired intangible assets over a 15-year period for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. Highbury amortized $607,107 and $1,214,214 related to the goodwill and intangible assets in the three and six months ended June 30, 2007, respectively. Additionally, at November 30, 2006, when Highbury ceased to be a corporation in the development stage, the Company had total deferred expenses of $440,342 that are being amortized for tax purposes over a 15-year period. These expenses were currently deductible for financial statement purposes during Highbury’s development stage but were not deductible for tax purposes. Highbury amortized $7,339 and $14,678 of this deferred expense in the three and six months ended June 30, 2007, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income	$927,377	$194,082	$1,902,276	$291,237

Denominator:
Average shares outstanding - basic	9,527,000	9,635,000	9,527,000	8,502,722
Dilutive effect of Warrants	3,284,342	—	2,636,667	—
Average shares outstanding - diluted	12,811,342	9,635,000	12,163,667	8,502,722

As of June 30, 2007, the Company’s dilutive instruments outstanding include 15,820,000 Warrants which became eligible to be exercised on January 25, 2007 and 336,667 Units included in the underwriters’ purchase option. There are no effects of dilutive instruments included in the calculation for the three and six months ended June 30, 2006 because the Warrants were not exercisable until the later of the completion of the Business Combination and January 25, 2007 and the underwriters’ purchase option was out of the money based on the weighted average share price for the period. The dilutive effect of the Warrants is calculated using the treasury stock method and the average share price during the period. The Warrants are described in more detail in Note 2.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer, is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President, is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer, is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties as such are defined in Financial Accounting Standard No. 57 (“FAS 57”), “Related Party Disclosures.” In the three and six months ended June 30, 2007, Aston earned advisory fees of $9,101,296 and $18,556,593, respectively, and administrative fees of $1,079,169 and $2,229,652, respectively, from the Aston Funds. These fees, in total, accounted for approximately 96% of Aston’s total revenue for each of the three and six months ended June 30, 2007. As of June 30, 2007, the Company’s balance sheet includes accounts receivable of $3,139,426 associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees were earned. There were no comparable fees or receivables recorded in the three and six months ended June 30, 2006.

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Berkshire Capital $7,500 per month for such services commencing on January 26, 2006. The statements of operations for the three month periods ended June 30, 2007 and June 30, 2006 each include $22,500 related to this agreement. For the six month periods ended June 30, 2007 and June 30, 2006, the statements of operations include $45,000 and $38,952, respectively, related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

12. Subsequent Event

In July 2007, the Company entered into Unit Purchase Option Repurchase Agreements with the underwriters of the Offering pursuant to which the Company repurchased the option from the underwriters for aggregate cash payments of $1,300,000. The unit purchase option was cancelled upon its repurchase.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.
Combined Statements of Financial Condition

	June 30	December 31
	2006	2005
	(Unaudited)
Assets
Cash and cash equivalents	$5,825,615	$5,239,747
Advisory and administrative fees receivable	3,650,918	4,074,486
Goodwill	10,518,750	10,518,750
Other intangible assets	22,045,000	22,045,000
Other assets	1,635	1,635
Total assets	$42,041,918	$41,879,618
Liabilities and owner’s equity
Accounts payable—affiliates	$1,408,688	$2,266,559
Accrued compensation and benefits	477,547	648,625
Other accrued liabilities	765,612	954,318
Total liabilities	2,651,847	3,869,502
Owner’s equity	39,390,071	38,010,116
Total liabilities and owner’s equity	$42,041,918	$41,879,618

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.
Combined Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Advisory fees, net	$10,373,138	$13,019,380	$21,047,783	$24,999,650
Administration fees	334,610	605,029	692,547	932,786

Total revenues	10,707,748	13,624,409	21,740,330	25,932,436
Operating expenses
Distribution and advisory costs:
Affiliates	5,929,416	8,026,189	12,245,284	15,696,859
Other	1,759,828	3,084,187	3,741,436	5,979,487

Total distribution and advisory costs	7,689,244	11,110,376	15,986,720	21,676,346
Compensation and related expenses	1,253,787	1,534,395	2,220,163	2,612,580
Related party expense allocations	635,491	611,897	1,273,505	1,240,153
Other operating expenses	224,622	153,026	578,351	291,251

Total operating expenses	9,803,144	13,409,694	20,058,739	25,820,330

Operating income	$904,604	$214,715	$1,681,591	$112,106
Interest income	127,679	26,948	150,279	48,913

Net income before taxes	$1,032,283	$241,663	$1,831,870	$161,019
Income tax provision	—	—	—	—

Net income	$1,032,283	$241,663	$1,831,870	$161,019

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.
Combined Statements of Changes in Owner’s Equity
(Unaudited)
Six Months Ended June 30, 2006 and 2005

Owner’s equity at January 1, 2005	$59,421,138
Net income	161,019
Net transfers to AAAMHI	(119,100)
Owner’s equity at June 30, 2005	$59,463,057
Owner’s equity at January 1, 2006	$38,010,116
Net income	1,831,870
Net transfers to AAAMHI	(451,915)
Owner’s equity at June 30, 2006	$39,390,071

Three Months Ended June 30, 2006 and 2005

Owner’s equity at April 1, 2005	$59,703,271
Net income	241,663
Net transfers to AAAMHI	(481,877)
Owner’s equity at June 30, 2005	$59,463,057
Owner’s equity at April 1, 2006	$38,225,001
Net income	1,032,283
Net transfers to AAAMHI	132,787
Owner’s equity at June 30, 2006	$39,390,071

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.
Combined Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating activities
Net income	$1,032,283	$241,663	$1,831,870	$161,019
Adjustments to reconcile net income to net cash flow provided by operating activities:
Changes in assets and liabilities:
(Increase) decrease in advisory and administrative fees receivable	169,330	198,911	423,568	79,300
(Increase) decrease in other assets	—	610	—	1,524
Increase (decrease) in accounts payable—affiliates	(995,700)	(247,052)	(857,871)	(499,894)
Increase (decrease) in accrued compensations and benefits	139,929	715,484	(171,078)	117,813
Increase (decrease) in other accrued liabilities	(249,080)	(189,321)	(188,706)	423,026

Net cash flow provided by operating activities	96,762	720,295	1,037,783	282,788

Financing activities
Transfers to AAAMHI, net	132,787	(481,877)	(451,915)	(119,100)

Net cash used in financing activities	132,787	(481,877)	(451,915)	(119,100)

Net increase in cash and cash equivalents	229,549	238,418	585,868	163,688
Cash and cash equivalents at beginning of period	5,596,066	3,083,536	5,239,747	3,158,266

Cash and cash equivalents at end of period	$5,825,615	$3,321,954	$5,825,615	$3,321,954

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.
Notes to Combined Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying combined financial statements include the U.S. Mutual Fund Business of ABN AMRO Asset Management Holdings, Inc. (AAAMHI) (the Business). The principal operations of the Business relate to investment advisory, administrative and distribution services provided to certain registered investment companies comprising ABN AMRO Funds (the Funds) and a small number of managed accounts of AAAMHI. The Business is included in the consolidated financial statements of AAAMHI, a wholly owned subsidiary of ABN AMRO Asset Management Holding N.V. (AAAMHNV), which is a wholly owned subsidiary of ABN AMRO Bank N.V. (ABN AMRO). Pursuant to an Asset Purchase Agreement (the Agreement), dated as of April 20, 2006, AAAMHI and its wholly-owned subsidiaries and certain other affiliated entities (ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc. (AAAM), Montag & Caldwell, Inc. (Montag), TAMRO Capital Partners LLC (TAMRO), Veredus Asset Management LLC (Veredus) and River Road Asset Management, LLC (River Road)) agreed to sell the Business to Highbury Financial Inc. (Highbury) for an aggregate cash purchase price of $38.6 million. Upon completion of the sale transaction, certain members of the Business’ management and staff will join Highbury. Additionally, a newly formed subsidiary of Highbury, Aston Asset Management LLC, will become adviser to the Funds, which will be re-named the Aston Funds. AAAMHI and certain affiliates who are currently the advisers to the Funds will continue to provide advisory services to the Funds after completion of the sale but in a sub-advisory capacity. A senior officer of AAAMHI and three other individuals not involved in the Business have also agreed to join Highbury in connection with the acquisition of the Business.

The combined financial statements have been prepared from AAAMHI’s historical accounting records on a carve-out basis to include the historical financial position, results of operations, and cash flows applicable to the Business. The combined financial statements exclude all continuing operations of AAAMHI and its affiliated entities listed in the preceding paragraph that will be retained by the sellers. The combined financial statements have been prepared as if the Business had been a stand-alone operation, though they are not necessarily representative of results had the Business operated as a stand-alone operation, and it is not practicable to estimate what those expenses would have been on a stand-alone basis. Revenues, expenses, assets, and liabilities were derived from amounts associated with the Business in the AAAMHI financial records. The financial results include allocations based on methodologies that management believes are reasonable of corporate expenses from AAAMHI and allocations of other corporate expenses from AAAMHI’s parent company that may be different from comparable expenses that would have been incurred if the Business operated as a stand-alone business. Specifically, ABN AMRO Services Company, Inc., a wholly-owned subsidiary of AANAHC (see note 7), provides the Business with certain IT, infrastructure and e-mail services. LaSalle Bank Corporation, also a wholly-owned subsidiary of AANAHC, provides the Business with payroll, benefits, general ledger maintenance, internal audit and accounts payable services. These services are charged based upon utilized quantities (typically number of employees, number of transactions processed, hours worked). AAAMHI provides the Business with executive management, finance, human resources and personal trade compliance services. These services are charged based upon employee count or management time incurred. AAAMHI’s parent and its parent companies provide other executive management, technology, sales support, finance, compliance and human resources support services. These services are charged out on a formula basis that considers Assets Under Management, number of employees and non-interest expense. The cost of these services is included under the caption “Related-party expense allocations” in the accompanying combined statements of operations. Certain cash receipts and cash payments related to the Business were handled through AAAMHI and affiliate cash accounts, which are not included in the carve-out financial statements. These amounts have been accounted for as net capital distributions from the Business and are reflected as “Net transfers to AAAMHI” in the combined statements of changes in owner’s equity and the combined statements of cash flows reflects these cash transactions.

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
ABN AMRO Asset Management Holdings, Inc.
Notes to Combined Financial Statements
(Unaudited)

2. Summary of Significant Accounting Policies

Principles of Combination

The accompanying combined statements of financial condition, operations, cash flows and owner’s equity of the Business for the three months and six months ended June 30, 2006 and 2005 have been prepared on a carve-out basis (see Note 1).

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

Revenue Recognition

The Business derives its revenues from investment advisory and administrative services provided to the Funds and a limited number of managed accounts of AAAMHI. Based on the terms of the advisory and administrative agreements in place that set out fees to be earned as a stated percentage of assets under management, advisory and administrative fees are recognized in revenue in the period such services are performed unless facts and circumstances would indicate that collectibility of the fees are not reasonably assured. Expense reimbursements to certain of the Funds in accordance with agreements are reported as an offset to investment advisory fees. Such reimbursements totaled $1,146,986 and $1,024,983 for the six months ended June 30, 2006 and June 30, 2005, respectively and totaled $580,925 and $488,383 for the three months ended June 30, 2006 and June 30, 2005, respectively.

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

3. Goodwill and Intangible Assets

Goodwill and intangible assets at June 30, 2006 and December 31, 2005 included in the accompanying combined statements of financial condition are shown net of accumulated amortization of $1,553,200 and $2,113,467 recorded prior to 2002 and the adoption of FAS 142. Impairment charges of approximately $10.4 million of intangible assets and $13.3 million of goodwill were recorded by the Business in 2005 in accordance with FAS 142.

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

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.
Notes to Combined Financial Statements
(Unaudited)

4. Distribution and Advisory Costs

Distribution and advisory costs in the accompanying combined statement of operations consist of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Advisory costs:
AAAMHI affiliates	$5,755,059	$7,070,768	$11,899,545	$14,574,622
Third party sub-advisers	712,020	621,388	1,412,338	1,193,210

Total advisory costs	6,467,079	7,692,156	13,311,883	15,767,832
Distribution costs:
AAAMHI affiliates	174,357	955,421	345,739	1,122,237
Non-affiliates	1,047,808	2,462,799	2,329,098	4,786,277

Total distribution costs	1,222,165	3,418,220	2,674,837	5,908,514

Total distribution and advisory costs	$7,689,244	$11,110,376	$15,986,720	$21,676,346

5. Income Taxes

A reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 35% for the three and six month periods ended June 30, 2006 and 2005, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income tax provision (benefit) at statutory federal income tax rate	$361,300	$84,581	$641,155	$56,356
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	51,614	12,083	91,593	8,051
Valuation allowance adjustment	(412,914)	(96,664)	(732,748)	(64,407)

Provision for income taxes	$—	$—	$—	$—

The current and deferred portion of the total provision for income taxes was $0 for each of the respective periods.

The components of the net deferred tax balances as of June 30, 2006 and December 31, 2005, are as follows:

	June 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$6,664,634	$6,560,728
Goodwill and intangibles	2,307,833	3,107,833
Other	—	36,654
Less valuation allowance	(8,972,467)	(9,705,215)
Net deferred taxes	$—	$—

The need for a valuation allowance to reduce federal and state deferred tax assets and net operating losses has been determined as if the Business was a stand-alone entity. As such, management believes it is more likely than not that these items will not be realized.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.
Notes to Combined Financial Statements
(Unaudited)

6. Benefit Plans

Pension Plans

ABN AMRO Bank sponsors a non-contributory defined benefit pension plan covering substantially all U.S. salaried employees. Assets held by the plan consist primarily of shares of registered investment companies and pooled trust funds. The allocated expense of the Business totaled $44,844 and $135,391 for the six months ended June 30, 2006 and 2005, respectively and totaled $18,299 and $66,445 for the three months ended June 30, 2006 and 2005, respectively.

Profit Sharing and Savings Plan

ABN AMRO Bank sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. salaried employees. Under the plan, employee contributions are partially matched by the respective ABN AMRO Bank subsidiary. In addition, the respective ABN AMRO Bank subsidiary may allocate a portion of its net profits to employees’ accounts in the plan. The allocated expense of the Business totaled $74,910 and $80,293 for the six months ended June 30, 2006 and 2005, respectively and totaled $32,953 and $34,159 for the three months ended June 30, 2006 and 2005, respectively.

Group Welfare Plan

ABN AMRO Bank provides welfare and life insurance benefits to substantially all U.S. salaried employees and their dependents. The amount charged to expense includes welfare benefits paid to participants, net of participant contributions, and administrative costs. Life insurance premiums paid to insurance companies are recognized as an expense when paid. The allocated expense of the Business totaled $61,997 and $123,726 for the six months ended June 30, 2006 and 2005, respectively and totaled $25,885 and $60,534 for the three months ended June 30, 2006 and 2005, respectively.

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

Overview

Highbury is an investment management holding company providing permanent capital solutions to mid-sized investment management firms. We pursue acquisition opportunities and seek to establish accretive partnerships with high quality investment management firms. Highbury’s strategy is to provide permanent equity capital to fund buyouts from corporate parents, buyouts of founding or departing partners, growth initiatives, or exit strategies for private equity funds. This strategy includes leaving material equity interests with management teams to align the interests of management and Highbury’s shareholders and, in general, does not include integrating our acquisitions, although Highbury may execute add-on acquisitions for its current or future affiliates. We seek to augment and diversify our sources of revenue by management team, asset class, investment style, distribution channel and client type. We intend to fund future acquisitions with retained net income or the issuance of debt or equity.

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

The acquired business was founded in 1993 within Alleghany Asset Management, Inc. by employees of Aston to manage open-end investment funds for retail and institutional clients in the United States. Originally, the acquired business employed investment advisers affiliated with its parent to manage the assets of the funds, while it centralized the distribution, marketing, reporting and other operations of the fund family. As the business developed, the acquired business created new mutual funds managed by experienced independent investment advisers. As of June 30, 2007, Aston managed 20 no-load mutual funds, comprised of 16 equity funds and four fixed income funds, with approximately $5.1 billion of mutual fund assets under management. Aston also managed approximately $136 million of separate account portfolios. Historically, the acquired business utilized seven different entities to manage the equity funds, of which five are affiliates of the sellers and two are independent. Upon consummation of the acquisition, Aston entered into long-term contracts with each of these entities pursuant to which they will sub-advise the funds. The contracts with the sellers’ affiliates will not be terminable by the sub-advisers for five years. One existing fixed income manager and two new managers have been retained to manage three fixed income funds. Aston’s relationship with the sub-advisers is supported by limited non-compete provisions and certain capacity guarantees in certain products to benefit Aston. This arrangement is intended to ensure that the investment philosophies and processes guiding the mutual funds in the future are consistent with their historical investment philosophies and processes.

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

Since the consummation of the acquisition, Aston has created five new equity mutual funds. The Aston/Optimum Large Cap Opportunity Fund opened in December 2006, and the Aston/River Road Small-Mid Cap Fund opened in March 2007. In August 2007, the Aston/Neptune International Fund, the Aston/Resolution Global Equity Fund and the Aston/ABN AMRO Global Real Estate Fund commenced operations. In addition, Aston is in discussions with existing sub-advisers and additional investment management firms to create a variety of new mutual funds. The investment styles of these funds, if created, may include international equities and large, mid and small cap U.S. equities.

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

Business Overview. Commencing with the acquisition on November 30, 2006 of the acquired business, we derive most of our revenue from the provision of investment management and related services. Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of June 30, 2007, Aston was reimbursing 14 mutual funds whose expenses exceed the applicable expense cap.

Relationships with a limited number of clients account for a significant majority of our revenue. We expect that Aston’s relationships with these clients will continue to account for a substantial portion of our total revenue in future periods. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management, is comprised of 20 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 20 funds, Aston/ABN AMRO Growth, Aston/Montag & Caldwell Growth and Aston/Optimum Mid Cap each accounted for more than 10% of the revenues of Aston in the most recent fiscal quarter. Additionally, the assets under management that Aston sources through independent financial advisers using Schwab and Fidelity, as custodians, each generate more than 10% of revenues received by Aston. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

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

•
Compensation and Related Expenses. As of June 30, 2007, Aston employed 36 full-time employees. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently has no employees and provides no compensation to its officers or directors.

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

Income Taxes. Deferred tax assets and liabilities are primarily the result of timing differences between the carrying value of assets and liabilities and the deductibility of operating expenses for financial reporting and income tax purposes. Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets. We amortize acquired intangible assets over a 15-year period for tax purposes only, reducing their tax basis below their carrying value for financial statement purposes and generating deferred taxes each reporting period. We amortized $607,107 and $1,214,214 related to goodwill and intangible assets in the three and six months ended June 30, 2007, respectively. Additionally, at November 30, 2006, when Highbury ceased to be a corporation in the development stage, we had total deferred expenses of $440,342 that are being amortized for tax purposes over a 15-year period. These expenses were currently deductible for financial statement purposes during Highbury’s development stage but were not deductible for tax purposes. Highbury amortized $7,339 and $14,678 of this deferred expense in the three and six months ended June 30, 2007.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had no unrecognized tax benefits, and at June 30, 2007, we continue to have no unrecognized tax benefits. We will recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we do not have any accrued interest related to uncertain tax positions. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Principles of Combination. The accompanying combined statements of operations, cash flows and owner’s equity for the acquired business for the three and six months ended June 30, 2006 have been prepared on a carve-out basis. The combined financial statements have been prepared from AAAMHI’s historical accounting records on a carve-out basis to include the historical financial position, results of operations and cash flows applicable to the acquired business. The combined financial statements have been prepared as if the business had been a stand-alone operation, though they are not necessarily representative of results had the acquired business operated as a stand-alone operation. Revenues, expenses, assets and liabilities were derived from amounts associated with the acquired business in the AAAMHI financial records. The financial results include allocations based on methodologies that management believes are reasonable of corporate expenses from AAAMHI and allocations of other corporate expenses from AAAMHI’s parent company that may be different from comparable expenses that would have been incurred if the acquired business operated as a stand-alone business. Specifically, ABN AMRO Services Company, Inc., a wholly-owned subsidiary of ABN AMRO North America Holding Company, or AANAHC, provided the acquired business with certain IT, infrastructure and e-mail services. LaSalle Bank Corporation, also a wholly-owned subsidiary of AANAHC, provided the acquired business with payroll, benefits, general ledger maintenance, internal audit and accounts payable services. These services were charged based upon utilized quantities (typically number of employees, number of transactions processed, or hours worked). AAAMHI provided the acquired business with executive management, finance, human resources and personal trade compliance services. These services were charged based upon employee count or management time incurred. AAAMHI’s parent and its parent companies provided other executive management, technology, sales support, finance, compliance and human resources support services. These services were charged out on a formula basis that considers assets under management, number of employees and non-interest expense. The cost of these services is included under the caption “Related-party expense allocations” in the accompanying combined statements of operations of the acquired business.

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

Summary Financials

Highbury was formed July 13, 2005 to acquire or acquire control of one or more businesses in the financial services industry. On November 30, 2006, the Company completed its acquisition of the U.S. mutual fund business of ABN AMRO, or the acquired business. Selected financial information is presented below for the acquired business and for the Company for the three and six months ended June 30, 2006. The Company’s consolidated financial results for the three and six months ended June 30, 2007 include the operations of the acquired business.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2007
	Acquired Business	The Company	Combined(1)	The Company

Statement of Income Data
Operating revenue	$10,707,748	$—	$10,707,748	$10,616,247
Distribution and advisory costs	(7,689,244)	—	(7,689,244)	(5,030,615)
Compensation and related expenses	(1,253,787)	—	(1,253,787)	(1,985,660)
Amortization of intangible assets	—	—	—	—
Depreciation and other amortization	—	—	—	(45,359)
Other expenses	(860,113)	(170,521)	(1,030,634)	(1,161,113)
Operating income (loss)	$904,604	$(170,521)	$734,083	$2,393,500
Interest income	127,679	477,418	605,097	168,147
Minority interest	—	—	—	(991,992)
Income taxes	—	(112,815)	(112,815)	(642,278)
Net income (loss)	$1,032,283	$194,082	$1,226,365	$927,377
Earnings per share - basic	n/a	$0.02		$0.10
Average shares outstanding - basic	n/a	9,635,000		9,527,000
Earnings per share - diluted	n/a	$0.02		$0.07
Average shares outstanding - diluted	n/a	9,635,000		12,811,342

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2007
	Acquired Business	The Company	Combined(1)	The Company

Statement of Income Data
Operating revenue	$21,740,330	$—	$21,740,330	$21,671,433
Distribution and advisory costs	(15,986,720)	—	(15,986,720)	(10,256,739)
Compensation and related expenses	(2,220,163)	—	(2,220,163)	(3,314,424)
Amortization of intangible assets	—	—	—	—
Depreciation and other amortization	—	—	—	(80,223)
Other expenses	(1,851,856)	(260,674)	(2,112,530)	(2,571,213)
Operating income (loss)	$1,681,591	$(260,674)	$1,420,917	$5,448,834
Interest income	150,279	721,921	872,200	257,468
Minority interest	—	—	—	(2,587,816)
Income taxes	—	(170,010)	(170,010)	(1,216,210)
Net income (loss)	$1,831,870	$291,237	$2,123,107	$1,902,276
Earnings per share - basic	n/a	$0.03		$0.20
Average shares outstanding - basic	n/a	8,502,722		9,527,000
Earnings per share - diluted	n/a	$0.03		$0.16
Average shares outstanding - diluted	n/a	8,502,722		12,163,667

(1)
The information presented in the “Combined” columns for the three and six months ended June 30, 2006 is the arithmetic sum of the operating results of the Company and the acquired business for period, which is prior to the date of the acquisition. No pro forma or other adjustments have been made in the presentation of the “Combined” financial results.

Basis of Presentation

In the “Results of Operations” section to follow, we discuss the actual consolidated financial results for the Company for the three and six months ended June 30, 2007 and June 30, 2006. In addition, we compare the combined results, as defined above in the Summary Financials, for the three and six months ended June 30, 2006 with the Company’s actual results for the three and six months ended June 30, 2007. The financial statements for the acquired business for the three and six months ended June 30, 2006 are presented on a carve-out basis.

We do not believe that the financial statements for the acquired business are comparable to the financial statements for the Company for periods following the business combination. Prior to the completion of the business combination, the acquired business was a division of AAAMHI and was not a separate legal entity. Historically, the acquired business utilized two sub-advisers and five advisers affiliated with AAAMHI. Because the Aston Funds were introduced over a period of 13 years and were managed by five different affiliates of AAAMHI, the historical fee sharing agreements between the acquired business and each investment adviser with respect to each Aston Fund varied among the funds and over time. In addition, since the acquired business and the investment advisers were part of a commonly controlled corporate entity, the historical fee sharing arrangements were not reflective of market terms but rather internal allocations that also varied.

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

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006 for the Company

For the three months ended June 30, 2007, the Company earned net income of $927,377 on total operating revenue of $10,616,247. The following table summarizes the total fees, weighted average assets under management and the weighted average fee basis for the period.

	For the three months ended June 30, 2007
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$9,396,591	$5,265	(1)	0.72%
Administrative fees	1,079,169	8,238	(2)	0.05%
Money market service fees	140,487	3,119		0.02	%(3)
Total revenue	$10,616,247	5,265	(4)	0.82	%(4)

(1)	Includes long-term mutual fund and separate account assets under management.
(2)	Aston provides administrative services to the Aston Funds, as well as six money market mutual funds managed by affiliates of AAAMHI.
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

As of June 30, 2007, the Company had approximately $5.2 billion of total assets under management, compared to approximately $5.4 billion as of March 31, 2007. As of June 30, 2007, mutual fund assets under management were approximately $5.1 billion, compared to approximately $5.2 billion as of March 31, 2007, a decline of approximately 3%. This decline resulted from net client cash outflows, which represent aggregate contributions from new and existing clients less withdrawals, of $446 million, offset by positive market appreciation of $307 million. The net outflows during the quarter primarily resulted from redemptions in the Aston/ABN AMRO Growth Fund and the Aston/Veredus Aggressive Growth Fund. The Company believes these outflows are the result of investors’ concerns about the relative investment performance of these funds as compared to other similar funds. The Company believes that an improvement in the relative investment performance could stem these outflows. Additionally, Aston is actively developing new products to attract new assets. Since the consummation of the acquisition, Aston has created five new equity mutual funds. The Aston/Optimum Large Cap Opportunity Fund opened in December 2006, and the Aston/River Road Small-Mid Cap Fund opened in March 2007. In August 2007, the Aston/Neptune International Fund, the Aston/Resolution Global Equity Fund and the Aston/ABN AMRO Global Real Estate Fund commenced operations. In addition, Aston is in discussions with existing sub-advisers and additional investment management firms to create a variety of new mutual funds. The investment styles of these funds, if created, may include international equities and large, mid and small cap U.S. equities. During the three months ended June 30, 2007, separate account assets under management declined from $206 million to $136 million. This decline in separate account assets is largely the result of the recent divestiture of TAMRO by AAAMHI to TAMRO’s management team. Going forward, TAMRO will manage these separate accounts assets directly; Aston will continue to receive a share of the quarterly management fees paid by the transferred accounts through November 2011.

The Company incurred $8,222,747 of total operating costs for the three months ended June 30, 2007. During the period, Aston incurred total distribution and sub-advisory expenses of $5,030,615, including $4,134,412 payable to the sub-advisers (approximately 45% of the net advisory fees for the period) and $896,203 payable pursuant to third-party distribution agreements (approximately 10% of the net advisory fees for the period). Aston incurred employee compensation and related expenses of $1,985,660 during the period. Highbury has no employees and did not pay compensation of any kind to its directors or officers during the period. The Company incurred $45,359 of depreciation expense relating to Aston’s fixed assets and $1,161,113 of other operating expenses during the period. These expenses include the operating expenses of Aston and Highbury for the period and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the three months ended June 30, 2007 were $756,317, and Highbury’s direct operating expenses for the three months ended June 30, 2007 were as follows:

Professional fees	$210,000
Insurance	69,609
Administrative fees	22,500
Travel and entertainment	46,589
Other expenses	56,098
$404,796

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills. For the three months ended June 30, 2007, Highbury earned interest income on these balances and investments of $122,453. Highbury invested $1,000,010 in the Aston/River Road Small-Mid Cap Fund, a new mutual fund opened by Aston in March 2007. The investment was liquidated in the three months ended June 30, 2007 for a total of $1,051,942. The Company recognized $46,932 of this gain in the second quarter in investment income, as the balance had been previously accrued in the first quarter. In June 2007, Highbury invested $200,000 in the Aston/River Road Small-Mid Cap Fund Class I and $200,000 in the Aston/River Road Dynamic Equity Fund Class I. Each of these investments provided the initial seed capital for a new mutual fund share class within the two existing funds. As of June 30, 2007, these investments were valued at $398,762. This balance is reflected on the balance sheet as of June 30, 2007 in the line item investments, and the change in the value of the investment is included in investment income on the statement of operations for the three months ended June 30, 2007. In July, 2007 Highbury liquidated its investment in the Aston/River Road Small-Mid Cap Fund Class I as new assets flowed into the fund generating total proceeds to Highbury of $201,332. Highbury expects to redeem its investment in the Aston/River Road Dynamic Equity Fund Class I during the third quarter of 2007.

The Company recorded income of $2,561,647 before minority interest and provisions for income taxes for the three months ended June 30, 2007. As a result of the Aston management members’ interest in Aston, the Company recorded a minority interest expense of $991,992 for the period.

Highbury earned net income of $194,082 in the three months ended June 30, 2006. However, since the Company had not completed the acquisition at that time, the Company did not earn any operating revenue during the period. During the period, Highbury’s activities were focused exclusively on identifying targets for an initial business combination. Highbury incurred $170,521 of operating expenses during the period, primarily relating to legal, accounting, insurance and administrative fees and earned interest income of $477,418 on its cash balances held in its trust account and outside of the trust account during the period. Highbury recorded income before provisions for income taxes of $306,897 for the three months ended June 30, 2006.

The following table outlines Highbury’s income tax expenses for the three months ended June 30, 2007 and June 30, 2006.

	Three Months Ended June 30,
	2007	2006
Current	$390,698	$188,687
Deferred – intangible related	248,575	-
Deferred – other	3,005	(75,872)
Total	$642,278	$112,815

The sources of the Company’s deferred tax liability are as follows:

June 30, 2007
Amortization of goodwill and intangibles	$548,532
Amortization of deferred expenses	6,632
Interest income deferred for reporting purposes	-
Expenses deferred for income tax purposes	(163,172)
Valuation allowance	-
Total	$391,992

For further discussion of the Company’s income taxes, please refer to Note 9 of the condensed consolidated financial statements included elsewhere in this document.

The Company had net income of $927,377 for the three months ended June 30, 2007 compared to net income of $194,082 for the three months ended June 30, 2006. Highbury’s basic and diluted earnings per share increased from $0.02 and $0.02, respectively, for the three months ended June 30, 2006 to $0.10 and $0.07, respectively, for the three months ended June 30, 2007.

Three months ended June 30, 2007 for the Company compared to combined results of the Company and the acquired business in the three months ended June 30, 2006

Combined operating revenue of the Company and the acquired business during the three months ended June 30, 2006 was $10,707,748, as compared to $10,616,247 for the Company during the three months ended June 30, 2007. This decline in revenue is largely attributable to the overall decline in mutual fund assets under management from approximately $5.6 billion as of June 30, 2006 to approximately $5.1 billion as of June 30, 2007. This decline has been largely offset by revenues from Aston’s Administrative, Marketing and Compliance Agreement with ABN AMRO, whereby Aston provides certain administrative services to six money market mutual funds managed by ABN AMRO. Net advisory fees decreased from $10,373,138 in 2006 to $9,396,591 in 2007, primarily as a result of lower average mutual fund balances. Average mutual fund balances declined as a result of continuing net asset outflows from the Aston Funds, offset in part by positive market appreciation. The administration fees earned by the acquired business increased from $334,610 in 2006 to $1,079,169 in 2007, primarily as a result of the additional services provided to the money market mutual funds and a change in the presentation of the administration fees. The acquired business accrued revenue from administration fees net of certain sub-administration fees paid to a third-party provider. The Company has determined it is appropriate to record the revenues on a gross basis and include the associated sub-administration expenses within other operating costs. The administration fees earned by the Company in the three months ended June 30, 2007, net of all sub-administration fees paid, were $549,319. This represents an increase of $214,709, on a comparable basis, over the fees earned by the acquired business in the prior period. This increase is primarily attributable to the additional administrative services provided to the money market mutual funds. Aston also earned money market service fees from ABN AMRO of $140,487 in the three months ended June 30, 2007 under this agreement. There were no corresponding fees in the three months ended June 30, 2006.

Distribution and advisory costs declined from $7,689,244 for the acquired business in the three months ended June 30, 2006 to $5,030,615 for the Company in the corresponding period in 2007. This decline is partially attributable to the decline in mutual fund assets under management from 2006 to 2007, as these expenses are directly related to the value of assets under management. In addition, the new sub-advisory agreements into which Aston entered at the closing of the acquisition provide for substantially lower payments to the sub-advisers affiliated with AAAMHI than the historical fee-sharing agreements. These new agreements have substantially decreased the sub-advisory costs from pre-acquisition levels.

Combined compensation and related expenses were $1,253,787 for the three months ended June 30, 2006. Compensation and related expenses for the Company were $1,985,660 for the three months ended June 30, 2007. This increase is largely attributable to the increased operating profitability of Aston as a result of the changes in the sub-advisory contracts and other changes to the acquired business since the acquisition. The Aston management team participates directly in this increased profitability through their retention of any excess operating allocation which is paid as compensation. The increase also reflects the addition of three employees at Aston at the time of the acquisition that were not reflected in the compensation expense for the first three months of 2006.

Combined other operating expenses were $1,030,634 for the three months ended June 30, 2006. During the three months ended June 30, 2007, the Company incurred $1,161,113 of other operating expenses. This increase of $130,479 is largely attributable to the increase in Highbury’s direct operating costs between the periods from $170,521 to $404,796, a difference of $234,275, and offset by a decline of approximately $103,796 in Aston’s other operating costs. During the three months ended June 30, 2006, Highbury was in the process of negotiating and executing the acquisition agreements for its initial business combination and preparing the associated public disclosure documents. A majority of the expenses incurred during this period were deferred and capitalized in connection with the other costs of the transaction. During the three months ended June 30, 2007, Highbury has recognized its expenses.

The Company generated operating income of $2,393,500 during the three months ended June 30, 2007 as compared to combined operating income of $734,083 in the three months ended June 30, 2006 for the Company and the acquired business. While operating revenues were similar between the periods, the increase in operating income is primarily attributable to the Administrative, Marketing and Compliance Agreement with ABN AMRO and to the new sub-advisory contracts signed at the time of the acquisition which reduced Aston’s payments to sub-advisors affiliated with ABN AMRO.

Because of the different capital structures and ownership structures of the acquired business before and after the acquisition, comparisons of the differences in interest income, minority interest and income taxes are not meaningful.

Six months ended June 30, 2007 compared to six months ended June 30, 2006 for the Company

For the six months ended June 30, 2007, the Company earned net income of $1,902,276 on total operating revenue of $21,671,433. As of June 30, 2007, the Company had approximately $5.2 billion of total assets under management, compared to approximately $5.7 billion as of December 31, 2006. As of June 30, 2007, mutual fund assets under management were approximately $5.1 billion, compared to approximately $5.5 billion as of December 31, 2006, a decline of approximately 7%. This decline resulted from net client cash outflows, which represent aggregate contributions from new and existing clients less withdrawals, of $739 million, offset by positive market appreciation of $377 million. During the first six months of 2007, separate account assets under management declined from $199 million to $136 million.

The Company incurred $16,222,599 of total operating costs for the six months ended June 30, 2007. During the period, Aston incurred total distribution and sub-advisory expenses of $10,256,739, including $8,265,633 payable to the sub-advisers (approximately 45% of the net advisory fees for the period) and $1,991,106 payable pursuant to third-party distribution agreements (approximately 11% of the net advisory fees for the period). Aston incurred employee compensation and related expenses of $3,314,424 during the period. Highbury has no employees and did not pay compensation of any kind to its directors or officers during the period. The Company incurred $80,223 of depreciation expense relating to Aston’s fixed assets and $2,571,213 of other operating expenses during the period. These expenses include the operating expenses of Aston and Highbury for the period and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the six months ended June 30, 2007 were $1,710,574, and Highbury’s direct operating expenses for the six months ended June 30, 2007 were as follows:

Professional fees	$535,293
Insurance	127,821
Administrative fees	45,000
Travel and entertainment	57,629
Other expenses	94,896
$860,639

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills. For the six months ended June 30, 2007, Highbury earned interest income on these balances and investments of $206,774. Highbury invested $1,000,010 in the Aston/River Road Small-Mid Cap Fund, a new mutual fund opened by Aston in March 2007. The investment was liquidated prior to June 30, 2007 for a total of $1,051,942. The Company recognized $51,932 of investment income related to this investment in the six months ended June 30, 2006. In June 2007, Highbury invested $200,000 in the Aston/River Road Small-Mid Cap Fund Class I and $200,000 in the Aston/River Road Dynamic Equity Fund Class I. Each of these investments provided the initial seed capital for a new mutual fund share class within the two existing funds. As of June 30, 2007, these investments were valued at $398,762. This balance is reflected on the balance sheet as of June 30, 2007 in the line item investments, and the change in the value of the investment is included in investment income on the statement of operations for the six months ended June 30, 2007. In July, 2007 Highbury liquidated its investment in the Aston/River Road Small-Mid Cap Fund Class I as new assets flowed into the fund generating total proceeds to Highbury of $201,332. Highbury expects to redeem its investment in the Aston/River Road Dynamic Equity Fund Class I during the third quarter of 2007.

The Company recorded income of $5,706,302 before minority interest and provisions for income taxes for the six months ended June 30, 2007. As a result of the Aston management members’ interest in Aston, the Company recorded a minority interest expense of $2,587,816 for the period.

Highbury earned net income of $291,237 in the six months ended June 30, 2006. However, since the Company had not completed the acquisition at that time, the Company did not earn any operating revenue during the period. During the period, Highbury’s activities were focused exclusively on identifying targets for an initial business combination and negotiating and executing the transaction documents with ABN AMRO. Highbury incurred $260,674 of operating expenses during the period, primarily relating to legal, accounting, insurance and administrative fees and earned interest income of $721,921 on its cash balances held in its trust account and outside of the trust account during the period. Highbury recorded income before provisions for income taxes of $461,247 for the six months ended June 30, 2006.

The following table outlines Highbury’s income tax expenses for the six months ended June 30, 2007 and June 30, 2006.

	Six Months Ended June 30,
	2007	2006
Current	$736,942	$298,185
Deferred – intangible related	473,543	-
Deferred – other	5,725	(128,175)
Total	$1,216,210	$170,010

For further discussion of the Company’s income taxes, please refer to Note 9 of the condensed consolidated financial statements included elsewhere in this document.

The Company had net income of $1,902,276 for the six months ended June 30, 2007 compared to net income of $291,237 for the six months ended June 30, 2006. Highbury’s basic and diluted earnings per share increased from $0.03 and $0.03, respectively, for the six months ended June 30, 2006 to $0.20 and $0.16, respectively, for the six months ended June 30, 2007.

Six months ended June 30, 2007 for the Company compared to combined results of the Company and the acquired business in the six months ended June 30, 2006

Combined operating revenue of the Company and the acquired business during the six months ended June 30, 2006 was $21,740,330, as compared to $21,671,433 for the Company during the six months ended June 30, 2007. This decline in revenue is largely attributable the overall decline in mutual assets under management from approximately $5.6 billion as of June 30, 2006 to approximately $5.1 billion as of June 30, 2007. This decline has been largely offset by revenues from Aston’s Administrative, Marketing and Compliance Agreement with ABN AMRO, whereby Aston provides certain administrative services to six money market mutual funds managed by ABN AMRO. Net advisory fees decreased from $21,047,783 in 2006 to $18,556,593 in 2007, primarily as a result of lower average mutual fund balances. Average mutual fund balances declined as a result of continuing net asset outflows from the Aston Funds, offset in part by positive market appreciation. As of June 30, 2007, the Company’s total mutual fund assets under management were approximately $5.1 billion, as compared to approximately $5.6 billion as of June 30, 2006 for the acquired business. However, the administration fees earned by the acquired business increased from $692,547 in 2006 to $2,229,652 in 2007, primarily as a result of the additional services provided to the money market mutual funds and a change in the presentation of the administration fees. The acquired business accrued revenue from administration fees net of certain sub-administration fees paid to a third-party provider. The Company has determined it is appropriate to record the revenues on a gross basis and include the associated sub-administration expenses within other operating costs. The administration fees earned by the Company in the six months ended June 30, 2007, net of all sub-administration fees paid, were $1,136,500. This represents an increase of $443,953, on a comparable basis, over the fees earned by the acquired business in the prior period. This increase is primarily attributable to the additional administrative services provided to the money market mutual funds. Aston also earned money market service fees from ABN AMRO of $293,470 in the six months ended June 30, 2007 under this agreement. There were no corresponding fees in the three months ended June 30, 2006.

Distribution and advisory costs declined from $15,986,720 for the acquired business in the three months ended June 30, 2006 to $10,256,739 for the Company in the corresponding period in 2007. This decline is partially attributable to the decline in mutual fund assets under management from 2006 to 2007, as these expenses are directly related to the value of assets under management. In addition, the new sub-advisory agreements into which Aston entered at the closing of the acquisition provide for substantially lower payments to the sub-advisers affiliated with AAAMHI than the historical fee-sharing agreements. These new agreements have substantially decreased the sub-advisory costs from pre-acquisition levels.

Combined compensation and related expenses were $2,220,163 for the six months ended June 30, 2006. Compensation and related expenses for the Company were $3,314,424 for the six months ended June 30, 2007. This increase is largely attributable to the increased operating profitability of Aston as a result of the changes in the sub-advisory contracts and other changes to the acquired business since the acquisition. The Aston management team participates directly in this increased profitability through their retention of any excess operating allocation which is paid as compensation. The increase also reflects the addition of three employees at Aston at the time of the acquisition that were not reflected in the compensation expense for the first six months of 2006.

Combined other operating expenses were $2,112,530 for the six months ended June 30, 2006. During the six months ended June 30, 2007, the Company incurred $2,571,213 of other operating expenses. This increase of $458,683 is largely attributable to the increase in Highbury’s direct operating costs between the periods from $260,674 to $860,639, a difference of $599,965, and offset by a decline of approximately $141,282 in Aston’s other operating costs. During the six months ended June 30, 2006, Highbury was in the process of identifying targets for the initial business combination, negotiating and executing the acquisition agreements for its initial business combination and preparing the associated public disclosure documents. A majority of the expenses incurred during this period were deferred and capitalized in connection with the other costs of the transaction. During the six months ended June 30, 2007, Highbury has recognized all of its expenses.

The Company generated operating income of $5,448,834 during the six months ended June 30, 2007 as compared to combined operating income of $1,420,917 in the six months ended June 30, 2006 for the Company and the acquired business. While operating revenues were similar between the periods, the increase in operating income is primarily attributable to the Administrative, Marketing and Compliance Agreement with ABN AMRO and to the new sub-advisory contracts signed at the time of the acquisition which reduced Aston’s payments to sub-advisors affiliated with ABN AMRO.

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

Since our acquired assets do not generally depreciate or require replacement by us, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We will add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we do not amortize but which generates tax deductions is added back, because these accruals would be used only in the event of a future sale of Aston or an impairment charge, which we consider unlikely. We add back the portion of consolidated depreciation expense incurred by Aston because under Aston’s operating agreement we are not required to replenish these depreciating assets. We also add back expenses that we incur for financial reporting purposes for which there is no corresponding cash expense because such expenses cause our Net Income to be understated relative to our ability to generate cash flow to service debt, if any, finance accretive acquisitions, and repurchase securities, if appropriate.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Income	$927,377	$194,082	$1,902,276	$291,237
Intangible amortization	—	—	—	—
Intangible-related deferred taxes	248,575	—	473,543	—
Affiliate depreciation	45,359	—	80,223	—
Other non-cash expenses	—	—	—	—
Cash Net Income	$1,221,311	$194,082	$2,456,042	$291,237

Liquidity and Capital Resources

Since its inception, Highbury has funded its business activities almost exclusively through cash flows from financing, including the debt and equity provided by the initial shareholders and the funds raised in our initial public offering. Going forward, Highbury expects to fund its business activities with a combination of operating income and the interest income earned on its cash balances and to fund future acquisitions with retained net income or the issuance of debt or equity. As of June 30, 2007, Highbury had no borrowings outstanding. In the future, however, we will closely review our ratio of debt to Adjusted EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our credit facility currently limits our leverage ratio to 2.0 times Adjusted EBITDA. We believe this level is prudent for our business, although substantially higher levels of senior and subordinated debt in relation to Adjusted EBITDA may also be prudent to fund future acquisitions.

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

As of June 30, 2007, the Company had $8,485,558 of cash and equivalents, $3,065,503 of short-term investments, $398,762 of other investments and $3,343,622 of accounts receivable. The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in June 2007. Aston receives its revenues generally within the first week of the month following the month in which they are earned. At June 30, 2007, the Company had accounts payable of $4,632,705, primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers. These payments are generally paid shortly after the receipt of the revenue discussed above. In addition, this figure includes $991,992 of distributions payable to the Aston management members which were subsequently paid in July 2007. Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. Going forward, we expect Aston will distribute all of its excess cash on a quarterly basis to its owners, so we do not expect large cash balances to accrue within Aston. Highbury will retain its cash, and we expect our cash balances will increase over time until the cash is used to fund acquisitions, service debt, if any, or repurchase our securities, if appropriate.

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

Cash Flow from Operating Activities. Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation as well as the changes in our consolidated working capital. For the three months ended June 30, 2006, the Company received $1,631,890 of net cash flow from its operating activities. In addition to net income of $927,377, the Company benefited from $251,580 of deferred taxes related primarily to the amortization of goodwill and intangible assets acquired in the acquisition for income tax purposes. Accounts receivable decreased during the period which provided $259,938 of additional cash. Accounts payable also increased by $535,487. In the first six months of 2007, the Company received $4,072,137 of net cash flow from its operating activities. In addition to net income of $1,902,276, the Company benefited from $479,268 of deferred taxes related primarily to the amortization of goodwill and intangible assets acquired in the acquisition for income tax purposes. Accounts payable and accrued expenses increased by $1,158,144, primarily as a result of the accumulation of the quarterly distribution owed to the Aston management members and certain legal and accounting expenses incurred by Highbury in connection with our public reporting requirements. During the period, the Company also purchased $3,065,503 in treasury securities with a current maturity in excess of three months.

Cash Flow from Investing Activities. Changes in net cash flow from investing activities will result primarily from capital expenditures, investments in new affiliates or, from time to time, in new mutual funds created by Aston. In March 2007, Highbury invested $1,000,010 in the Aston/River Road Small-Mid Cap Fund. During the three months ended June 30, 2007, Highbury liquidated this investment as new assets flowed into the fund generating total proceeds to Highbury of $1,051,942. In June 2007, Highbury invested $200,000 in the Aston/River Road Small-Mid Cap Fund Class I and $200,000 in the Aston/River Road Dynamic Equity Fund Class I. Each of these investments provided the initial seed capital for a new mutual fund share class within the two existing funds. In July, 2007 Highbury liquidated its investment in the Aston/River Road Small-Mid Cap Fund Class I as new assets flowed into the fund generating total proceeds to Highbury of $201,332. Highbury expects to redeem its investment in the Aston/River Road Dynamic Equity Fund Class I during the third quarter of 2007. In addition, Aston purchased $22,567 and $104,490 in fixed assets in the three and six months ended June 30, 2007, respectively.

Cash Flow from Financing Activities. Changes in net cash flow from financing activities will result primarily from the issuance of equity or debt or the repayment of any obligations which may arise thereunder or the payment of distributions to Aston’s minority interest holders. During the three and six months ended June 30, 2007, the Company distributed $1,382,725 to the Aston management members. Highbury did not have any cash flows related to financing activities in the three months ended June 30, 2006. In the six months ended June 30, 2006, Highbury received net cash flow of $44,445,113 from financing activities as a result of our initial public offering and private placement in January 2006.

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

Borrowings under our credit facility will bear interest, at our option, at either the fluctuating prime rate minus one-half of one percent (0.50%) per year or the LIBOR interest rate plus one and one-half percent (1.50%) per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on October 31, 2007. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%). As of June 30, 2007, we had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. We are also required to maintain a minimum net worth and ratio of debt to EBITDA. As of June 30, 2007, we were in compliance with all of the covenant requirements under this credit facility.

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

The following table provides a reconciliation of cash flow from operations to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Cash Flow from Operations	$1,631,890	$(456,049)	$4,072,137	$(625,462)
Interest expense	—	—	—	—
Current income tax provision	390,698	188,687	736,942	298,185
Changes in assets and liabilities	(407,574)	574,259	(1,397,271)	788,524
Changes in minority interest	—	—	(213,099)	—
Adjusted EBITDA	$1,615,014	$306,897	$3,198,709	$461,247

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Income	$927,377	$194,082	$1,902,276	$291,237
Income tax expense	642,278	112,815	1,216,210	170,010
Interest expense	—	—	—	—
Intangible amortization	—	—	—	—
Depreciation and other amortization	45,359	—	80,223	—
Other non-cash expenses	—	—	—	—
Adjusted EBITDA	$1,615,014	$306,897	$3,198,709	$461,247

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

Agreements with Berkshire Capital

Highbury occupies office space provided by Berkshire Capital Securities LLC, or Berkshire Capital. Messrs. Cameron, Foote and Forth, our executive officers, are affiliated with Berkshire Capital. Berkshire Capital has agreed to make such office space, as well as certain office and secretarial services, available to Highbury, as may be required by Highbury from time to time. Highbury has agreed to pay Berkshire Capital $7,500 per month for such services indefinitely. The agreement is terminable by either party upon six months’ prior notice. The statements of operations for the three months ended June 30, 2007 and June 30, 2006 each include $22,500 related to this agreement. The statements of operations for the six months ended June 30, 2007 and June 30, 2006 include $45,000 and $38,952, respectively, related to this agreement.

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

Recent Development

In July 2007, we entered into Unit Purchase Option Repurchase Agreements with the underwriters of our initial public offering pursuant to which we purchased the unit purchase option from the underwriters for aggregate cash payments of $1,300,000. The purchase price was the result of arms’ length negotiations. The unit purchase option was cancelled upon its repurchase.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended June 30, 2007.  Please refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

ITEM 6. EXHIBITS

The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHBURY FINANCIAL INC.

Dated: August 9, 2007	By: /s/ Richard S. Foote
Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2007	By: /s/ R. Bradley Forth
R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Section 302 Certification by CEO.
31.2	Section 302 Certification by CFO.
32	Section 906 Certification by CEO and CFO.
99.1	Unit Purchase Option Repurchase Agreement, dated July 16, 2007, by and between Registrant and Hyde Street Holdings LLC
99.2	Unit Purchase Option Repurchase Agreement, dated July 20, 2007, by and between Registrant and EarlyBirdCapital, Inc.