Form 10-Q
period 2007-09-30
HIGHBURY FINANCIAL INC
filed 2007-11-07
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 9,527,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
Current assets:
Cash and equivalents	$8,259,926	$6,248,705
Short-term investments	3,106,981	-
Marketable securities	196,957	-
Accounts receivable (Note 11)	3,155,459	3,646,422
Deferred acquisition costs	265,616	-
Prepaid expenses	195,780	221,220
Other current assets	-	13,670
Total current assets	15,180,719	10,130,017

Fixed assets	1,210,616	573,534
Accumulated depreciation	(126,568)	-
Fixed assets, net	1,084,048	573,534

Identifiable intangibles (Note 3)	26,753,000	26,753,000
Goodwill (Note 3)	9,673,412	9,673,412
Deferred income taxes (Notes 3, 9)	-	87,276
Other long term assets	152,123	150,000

Total assets	$52,843,302	$47,367,239

Current liabilities:
Accounts payable and accrued expenses (Note 5)	$4,329,704	$2,269,470
Income taxes payable (Note 9)	655,792	242,089
Deferred income taxes (Notes 3, 9)	526,698	-
Total current liabilities	5,512,194	2,511,559
Deferred rent (Note 4)	767,354	-
Total liabilities	6,279,548	2,511,559

Commitments and contingencies (Note 7)	-	-

Minority interest (Note 3)	840,000	626,901

Stockholders' equity (Notes 2, 3, 8):
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 9,527,000 shares issued and outstanding as of December 31, 2006 and September 30, 2007	953	953
Additional paid-in capital	55,393,484	56,693,484
Accumulated deficit	(9,670,683)	(12,465,658)
Total stockholders' equity	45,723,754	44,228,779

Total liabilities and stockholders' equity	$52,843,302	$47,367,239

See Notes to Unaudited Condensed Consolidated Financial Statements

Highbury Financial Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue (Note 11)	$10,157,568	$-	$31,829,001	$-

Operating expenses:
Distribution and sub-advisory costs	(4,735,347)	-	(14,992,086)	-
Compensation and related expenses	(1,777,417)	-	(5,091,841)	-
Other operating expenses	(1,320,117)	(147,649)	(3,891,330)	(408,323)
Depreciation and other amortization	(46,345)	-	(126,568)	-
Amortization of intangible assets	-	-	-	-
Total expenses	(7,879,226)	(147,649)	(24,101,825)	(408,323)
Operating income / (loss)	2,278,342	(147,649)	7,727,176	(408,323)

Non-operating income:
Interest income	135,146	5,812	341,920	9,188
Investment income / (loss)	(473)	461,190	50,221	1,179,735
Total non-operating income	134,673	467,002	392,141	1,188,923

Income before minority interest	2,413,015	319,353	8,119,317	780,600

Minority interest (Note 3)	(947,709)	-	(3,535,525)	-

Income before provision for income taxes	1,465,306	319,353	4,583,792	780,600

Provision for income taxes (Note 9):
Current	(437,901)	(194,181)	(1,174,843)	(492,366)
Deferred - Intangible-related	(236,772)	-	(710,315)	-
Deferred - Other	102,066	75,841	96,341	204,016
Total income taxes	(572,607)	(118,340)	(1,788,817)	(288,350)

Net income for the period	$892,699	$201,013	$2,794,975	$492,250

Weighted average shares outstanding, basic	9,527,000	9,635,000	9,527,000	8,859,469
Net income per share, basic	$0.09	$0.02	$0.29	$0.06

Weighted average shares outstanding, diluted	9,683,634	9,635,000	11,420,944	8,859,469
Net income per share, diluted	$0.09	$0.02	$0.24	$0.06

See Notes to Unaudited Condensed Consolidated Financial Statements

Highbury Financial Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income for the period	$892,699	$201,013	$2,794,975	$492,250

Adjustments to reconcile net income to net cash used in operating activities:
(Increase) / decrease in deferred taxes	134,706	(75,843)	613,974	(204,018)
Depreciation and other amortization	46,345	-	126,568	-
Minority interest	947,709	-	3,535,525	-

Changes in operating assets and liabilities:
(Increase) / decrease in short-term investments	(41,478)	-	(3,106,981)	-
(Increase) / decrease in marketable securities	473	-	(50,221)	-
(Increase) / decrease in accounts receivable	188,163	-	490,963	-
(Increase) / decrease in prepaid expenses	(121,687)	26,560	25,440	(78,795)
(Increase) / decrease in other current assets	-	-	13,670	-
(Increase) / decrease in other long term assets	(1,108)	-	(2,123)	-
(Increase) / decrease in accounts payable and accrued expenses	(524,334)	402,421	633,810	139,612
(Increase) / decrease in trust account	-	(533,586)	-	(1,134,926)
Increase / (decrease) in deferred investment income	-	72,397	-	185,192
Increase / (decrease) in income taxes payable	265,301	194,181	413,703	262,366
Increase / (decrease) in deferred rent	88,470	-	244,994	-
Increase / (decrease) in minority interest	-	-	213,099	-
Net cash used in operating activities	1,875,259	287,143	5,947,396	(338,319)

Cash flows from investing activities:
Purchase of investments	-	-	(1,400,010)	-
Sale of investments	201,332	-	1,253,274	-
Cash held in trust fund	-	-	-	(43,289,567)
Payment of costs of the acquisition	-	(384,041)	-	(384,041)
Capital expenditures	(10,232)	-	(114,722)	-
Net cash used in investing activities	191,100	(384,041)	(261,458)	(43,673,608)

Cash flows from financing activities: (Note 2)
Proceeds from sale of shares of common stock	-	-	-	47,460,000
Proceeds from issuance of option	-	-	-	100
Payments of notes payable, stockholders	-	-	-	(70,000)
Payments of costs of public offering	-	-	-	(2,944,987)
Distributions paid to minority interest holders	(991,992)	-	(2,374,717)	-
Repurchase of underwriters’ purchase option	(1,300,000)	-	(1,300,000)	-
Net cash provided by financing activities	(2,291,992)	-	(3,674,717)	44,445,113

Net increase / (decrease) in cash	(225,633)	(96,898)	2,011,221	433,186
Cash at beginning of period	8,485,559	566,986	6,248,705	36,902
Cash at end of period	$8,259,926	$470,088	$8,259,926	$470,088

Supplemental schedule of non-cash financing and investing activities:
Accrual of deferred acquisition costs	$265,616	$(4,584)	$265,616	$752,381
Accrual of deferred underwriting fees	-	-	-	673,333
Deferred rent and leasehold improvements recorded in connection with construction allowance	-	-	522,360	-

Supplemental disclosure of cash flow information:
Cash paid for taxes	$172,600	$-	$761,139	$232,146

See Notes to Unaudited Condensed Consolidated Financial Statements

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and September 30, 2006 are unaudited and include the accounts of Highbury Financial Inc. (“Highbury” or the “Company”) and its 65%-owned subsidiary, Aston Asset Management LLC (“Aston”). The Company has selected December 31 as its fiscal year end.

In the opinion of management, all adjustments (consisting of normal accruals) have been made that are necessary to present fairly the consolidated financial position of the Company as of September 30, 2007 and the consolidated results of operations and consolidated cash flows for the three and nine months ended September 30, 2007 and September 30, 2006. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year. The accompanying December 31, 2006 consolidated balance sheet has been derived from the audited consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company received proceeds from the Private Placement and the Offering, net of the underwriters’ discount and commissions and offering expenses, of $43,783,582. An amount of $42,616,234 of the net proceeds of the Offering and the Private Placement and $673,333 of compensation for the underwriters of the Offering, which was deferred until the consummation of a Business Combination (net of approximately $0.11 for each share of common stock converted in connection with the Business Combination as described below) but which would be forfeited if a Business Combination was not consummated, was placed in an interest-bearing trust account ("Trust Account") until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds were only invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) have been used to pay for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses of the Company.

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

The stockholders approved the Business Combination at the Company’s annual meeting of stockholders on November 27, 2006, and the Business Combination was subsequently consummated on November 30, 2006. The Company used $40,459,312 of the proceeds of the Offering and the Private Placement to consummate the Business Combination with the Sellers. In connection with the consummation of the Business Combination, the Company converted 108,000 shares to cash for one Public Stockholder at a cost of $618,972, or approximately $5.73 per share. These shares were subsequently retired by the Company. On November 30, 2006, the Company paid the underwriters $678,606, inclusive of the deferred interest, net of taxes payable, and less approximately $11,670 for the shares of common stock which were converted. The Company recorded the deferred underwriting fees payable to the underwriters as an expense of the public offering resulting in a charge directly to stockholders' equity.

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

Short-Term Investments

Short-term investments include (i) a zero coupon U.S. Treasury Bill with a maturity of October 11, 2007 carried on the Company’s financial statements at $1,550,608 as of September 30, 2007 and (ii) a zero coupon U.S. Treasury Bill with a maturity of January 10, 2008 carried on the Company’s financial statements at $1,556,373 as of September 30, 2007.

Marketable Securities

In March 2007, Highbury invested $1,000,010 of initial seed capital in the Aston/River Road Small-Mid Cap Fund, a new mutual fund started by Aston. During the second quarter, Highbury liquidated this investment as new assets flowed into the fund generating total proceeds to Highbury of $1,051,942. The change in the value of this investment is included in investment income on the statements of operations for the nine months ended September 30, 2007.

In June 2007, Highbury invested $200,000 in the Aston/River Road Small-Mid Cap Fund Class I and $200,000 in the Aston/River Road Dynamic Equity Fund Class I. Each of these investments provided the initial seed capital for a new mutual fund share class within the two existing funds. In July, 2007 Highbury liquidated its investment in the Aston/River Road Small-Mid Cap Fund Class I as new assets flowed into the fund generating total proceeds to Highbury of $201,332. Highbury continues to hold its investment in the Aston/River Road Dynamic Equity Fund Class I. As of September 30, 2007, this investment was valued at $196,957. This balance is reflected on the balance sheet as of September 30, 2007 in the line item investments, and the change in the value of these investments is included in investment income on the statement of operations for the three and nine months ended September 30, 2007. Securities underlying the amounts reflected on the balance sheet include investments in common stock of corporations and cash.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

Deferred Income Taxes

Deferred income taxes reflect the expected future tax consequences of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. During the Company’s development stage, which ended on November 30, 2006, many of its expenses were not currently deductible for income tax purposes. Since the Company is no longer in the development stage, most of its expenses are currently deductible for income tax purposes. The Company will amortize the capitalized expenses it incurred during its development stage for income tax purposes over the next 15 years. A valuation allowance may be established when necessary to reduce deferred tax assets to the amount expected to be realized. Highbury’s deferred income taxes principally relate to the amortization of intangible assets and development stage expenses.

Minority Interest

Highbury owns 65% of Aston and is its manager member. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses, including compensation (the Operating Allocation), while the remaining portion of revenue (the Owners' Allocation) is allocable to the Company and the other members, with a priority to Highbury. The portion of the income or loss of Aston allocated to owners other than Highbury is included in minority interest in the Consolidated Statements of Income. Minority interest on the Consolidated Balance Sheets includes capital and undistributed income owned by the Management Members. Additionally as of September 30, 2007, approximately $947,709 of undistributed Owners’ Allocation owed to the Management Members is included as a distribution payable within accounts payable and accrued expenses on the Consolidated Balance Sheets. This amount was subsequently paid to the Management Members in October 2007.

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

Income Per Common Share

Income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The dilutive effect of the Company’s 15,820,000 outstanding Warrants has been included in diluted income per share calculations for the three and nine months ended September 30, 2007. The dilutive effect of the Warrants is calculated using the treasury stock method and the weighted average stock price for the period. The Warrants have not been considered for the three and nine months ended September 30, 2006 because the Warrants were not exercisable until the later of the completion of the Business Combination and January 25, 2007.

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

4. Lease Commitments

Aston currently leases office space for its primary office in Chicago and for two satellite offices in New Jersey and California under various leasing arrangements. The lease for the office in New Jersey expires in May 2008. The lease for the office in California is on a month-to-month basis. At September 30, 2007, the Company's aggregate future minimum payments for the Chicago lease, which carries an eleven year term, are payable as follows:

Year ending December 31,	Required Minimum Payments	Annual Lease Expense

2007	$17,412	$206,564
2008	215,474	219,174
2009	222,003	219,174
2010	228,533	219,174
2011	235,062	219,174
Thereafter	1,279,257	1,114,481
Total	$2,197,741	$2,197,741

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

In addition to the base rent, Aston is required to pay its pro rata share of the real estate taxes and operating expenses of its building. The figures in the table above reflect the base annual rent payments and the base annual rent expense on a straight line basis in accordance with SFAS 13. During the three and nine months ended September 30, 2007, Aston recognized $54,793 and $151,770, respectively, of rent expense in connection with this lease. Under the terms of Aston’s lease, Aston is entitled to an abatement of the base rent and real estate taxes and operating expenses for a period of 11 months at the beginning of the lease term. This abatement period will end in December 2007. Management has estimated that the abatement relating to rent expense is approximately $189,000 and that the abatement related to real estate taxes and operating expenses is approximately $190,000. In addition, the lessor contributed $522,360 to the construction costs in connection with the build-out of the office space. This construction allowance, certain leasehold improvements incurred by Aston in connection with the build-out of the office space and the aforementioned abatement of the real estate taxes and operating expenses have been recorded as deferred rent and are being amortized as a reduction to rent expense over the term of the lease in accordance with SFAS 13. The amortization of these deferred rent amounts are not included in the annual rent expense schedule above. Also, Aston has an option to extend the lease under the same terms and conditions for a single additional five-year period.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	At September 30,	At December 31,
	2007	2006

Payable to sub-advisors	$1,059,033	$1,556,961
Payable to brokers	489,388	239,949
Payable to Management Members	947,709	-
Other payables	1,833,574	472,560
	$4,329,704	$2,269,470

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

The credit facility is secured by all of our assets and contains customary and appropriate affirmative and negative covenants for financings of its type (subject to customary exceptions). The financial covenants include a maximum total leverage ratio of 2.0x Adjusted EBITDA and a minimum net worth of $20 million. Other covenants will, among other things, limit our ability to incur liens or other encumbrances, make certain investments, dispose of assets, enter into mergers or acquisitions and incur indebtedness.

There were no borrowings outstanding under this facility at any point in 2006 or in the first nine months of 2007, including at September 30, 2007. Highbury has maintained compliance with the applicable covenants of this facility in 2006 and in the first nine months of 2007.

On October 31, 2007, Highbury and City National Bank executed an amendment to the credit agreement which provides for an extension of the agreement through October 31, 2008 and modifies certain provisions of the agreement. The amendment increases the maximum total leverage ratio (including debt from all sources) to 5.0x Adjusted EBITDA, although borrowings under the credit agreement continue to be limited to 2.0x Adjusted EBITDA, and incorporates a minimum fixed charge coverage ratio of 1.25x.

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

The future annualized revenue will be determined based on the definition of “Approved Target Funds” which includes the existing funds and new funds or classes of funds which are advised by Aston and sub-advised by the Sellers. As a result, in the event that Highbury were to acquire other mutual fund investment managers and the trustees of those mutual funds were to retain sub-advisers affiliated with the Sellers, such revenues would be counted for purposes of calculation of the future annualized revenue. For the six month period ended September 30, 2007, the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Target Funds was approximately $35.5 million. As such, Highbury has not accrued any liability for this contingency.

The Company presently occupies office space provided by an affiliate of several of our Initial Stockholders. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $7,500 per month for such services commencing on January 26, 2006. In October 2007 as a result of additional financial reporting services being provided by such affiliate, the Company agreed to increase the monthly payment to $10,000 beginning in November 2007. The statements of operations for the three month periods ended September 30, 2007 and September 30, 2006 each include $22,500 related to this agreement. For the nine month periods ended September 30, 2007 and September 30, 2006, the statements of operations include $67,500 and $61,452, respectively, related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

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

8. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2007, no shares of preferred stock have been issued.

Common Stock

The Company’s initial stockholders purchased 1,500,000 common shares for $25,000 on August 1, 2005. On January 13, 2006, the Board of Directors authorized a stock dividend of 0.15 shares of common stock for each share of common stock outstanding, bringing the initial outstanding shares to 1,725,000. All references in the accompanying financial statements to the number of shares of stock outstanding have been retroactively restated to reflect the stock dividend. The Company sold 7,910,000 Units in the Private Placement and the Offering, which included all of the 1,010,000 Units subject to the underwriters’ over-allotment option. Included in these Units were one share of common stock and two warrants to purchase shares of common stock. In connection with the consummation of the Business Combination, the Company repurchased 108,000 shares from one Public Stockholder. As of September 30, 2007, 9,527,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Common Stock Commitments

At September 30, 2007, 15,820,000 shares of common stock were reserved for issuance upon exercise of redeemable Warrants.

9. Income Taxes

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had no unrecognized tax benefits, and at September 30, 2007, we continue to have no unrecognized tax benefits. We will recognize interest and penalties related to uncertain tax positions in income tax expense, if any. As of September 30, 2007, we do not have any accrued interest related to uncertain tax positions. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

The provisions for income taxes for the three and nine months ended September 30, 2007 and September 30, 2006 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30
	2007	2006	2007	2006
Current
Federal	$370,185	$169,919	$963,976	$430,847
State	67,716	24,262	210,867	61,519
Deferred
Federal	108,540	(66,365)	494,710	(177,730)
State	26,166	(9,476)	119,264	(25,377)
Reversal of Valuation Allowance	-	-	-	(909)
	$572,607	$118,340	$1,788,817	$288,350

The sources of the net deferred tax liability are as follows:

September 30,
2007
Amortization of goodwill and intangibles for income tax purposes	$785,304
Amortization of deferred expenses	9,494
Deferred rent	(95,548)
Depreciation methods used for income tax purposes	(8,193)
Unrecognized investment loss for income tax purposes	(1,187)
Expenses deferred for income tax purposes	(163,172)
Net deferred income taxes	$526,698

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

During 2006, the Company began to generate taxable income and therefore is no longer recording a valuation allowance against its deferred tax assets. Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets. The Company amortizes its acquired intangible assets over a 15-year period for tax purposes only, reducing its tax basis below its carrying value for financial statement purposes and generating deferred taxes each reporting period. Highbury amortized $607,107 and $1,821,321 related to the goodwill and intangible assets in the three and nine months ended September 30, 2007, respectively. Additionally, at November 30, 2006, when Highbury ceased to be a corporation in the development stage, the Company had total deferred expenses of $440,342 that are being amortized for tax purposes over a 15-year period. These expenses were currently deductible for financial statement purposes during Highbury’s development stage but were not deductible for tax purposes. Highbury amortized $7,339 and $22,017 of this deferred expense in the three and nine months ended September 30, 2007, respectively. The primary source of the timing difference is Aston’s lease which requires no cash payments during the first 11 months of the lease although rent expense is recorded for financial reporting purposes. This lease arrangement is further discussed in Note 4.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$892,699	$201,013	$2,794,975	$492,250

Denominator:
Average shares outstanding - basic	9,527,000	9,635,000	9,527,000	8,859,469
Dilutive effect of Warrants	156,634	—	1,893,944	—
Average shares outstanding - diluted	9,683,634	9,635,000	11,420,944	8,859,469

As of September 30, 2007, the Company’s dilutive instruments outstanding include 15,820,000 Warrants which became eligible to be exercised on January 25, 2007. There are no effects of dilutive instruments included in the calculation for the three and nine months ended September 30, 2006 because the Warrants were not exercisable until the later of the completion of the Business Combination and January 25, 2007. The dilutive effect of the Warrants is calculated using the treasury stock method and the average share price during the period. The Warrants are described in more detail in Note 2.

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer, is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President, is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer, is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties as such are defined in Financial Accounting Standard No. 57 (“FAS 57”), “Related Party Disclosures.” In the three and nine months ended September 30, 2007, Aston earned advisory fees of $8,660,761 and $27,217,354, respectively, and administrative fees of $1,077,026 and $3,306,678, respectively, from the Aston Funds. These fees, in total, accounted for approximately 95% and 96% of Aston’s total revenue for each of the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, the Company’s balance sheet includes accounts receivable of $2,931,604 associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees were earned. There were no comparable fees or receivables recorded in the three and nine months ended September 30, 2006.

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

The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay Berkshire Capital $7,500 per month for such services commencing on January 26, 2006. In October 2007 as a result of additional financial reporting services being provided by Berkshire Capital, the Company agreed to increase the monthly payment to $10,000 beginning in November 2007. The statements of operations for the three month periods ended September 30, 2007 and September 30, 2006 each include $22,500 related to this agreement. For the nine month periods ended September 30, 2007 and September 30, 2006, the statements of operations include $67,500 and $61,452, respectively, related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statements of Financial Condition

	September 30,	December 31,
	2006	2005
	(Unaudited)

Assets
Cash and cash equivalents	$7,218,817	$5,239,747
Advisory and administrative fees receivable	3,284,200	4,074,486
Goodwill	10,518,750	10,518,750
Other intangible assets	22,045,000	22,045,000
Other assets	1,635	1,635

Total assets	$43,068,402	$41,879,618

Liabilities and owner’s equity
Accounts payable—affiliates	$1,459,012	$2,266,559
Accrued compensation and benefits	288,511	648,625
Other accrued liabilities	875,143	954,318

Total liabilities	2,622,666	3,869,502
Owner’s equity	40,445,736	38,010,116

Total liabilities and owner’s equity	$43,068,402	$41,879,618

See accompanying notes.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statements of Operations
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Revenues
Advisory fees, net	$30,594,808	$35,753,511	$9,547,025	$10,753,861
Administration fees	1,035,174	1,143,016	342,627	210,230

Total revenues	31,629,982	36,896,527	9,889,652	10,964,091
Operating expenses
Distribution and advisory costs:
Affiliates	17,508,916	22,315,324	5,263,632	6,618,465
Other	5,599,279	8,598,644	1,857,843	2,619,157

Total distribution and advisory costs	23,108,195	30,913,968	7,121,475	9,237,622
Compensation and related expenses	3,248,940	3,830,626	1,028,777	1,218,046
Related party expense allocations	1,910,933	1,870,326	637,428	630,173
Other operating expenses	851,427	549,768	273,076	258,517

Total operating expenses	29,119,495	37,164,688	9,060,756	11,344,358

Operating income (loss)	$2,510,487	$(268,161)	$828,896	$(380,267)
Interest income	242,878	83,893	92,599	34,980

Net income (loss) before taxes	$2,753,365	$(184,268)	$921,495	$(345,287)
Income tax provision	—	—	—	—

Net income (loss)	$2,753,365	$(184,268)	$921,495	$(345,287)

See accompanying notes.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statements of Changes in Owner’s Equity
(Unaudited)

Nine Months Ended September 30, 2006 and 2005

Owner’s equity at January 1, 2005	$59,421,138
Net loss	(184,268)
Net transfers from AAAMHI	678,715

Owner’s equity at September 30, 2005	$59,915,585

Owner’s equity at January 1, 2006	$38,010,116
Net income	2,753,365
Net transfers to AAAMHI	(317,745)

Owner’s equity at September 30, 2006	$40,445,736

Three Months Ended September 30, 2006 and 2005

Owner’s equity at July 1, 2005	$59,463,057
Net loss	(345,287)
Net transfers to AAAMHI	797,815

Owner’s equity at September 30, 2005	$59,915,585

Owner’s equity at July 1, 2006	$39,390,071
Net income	921,495
Net transfers to AAAMHI	134,170

Owner’s equity at September 30, 2006	$40,445,736

 See accompanying notes.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Combined Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Operating activities
Net income	$2,753,365	$(184,268)	$921,495	$(345,287)
Adjustments to reconcile net income (loss) to net cash flow provided by operating activities:
Changes in assets and liabilities:
(Increase) decrease in advisory and administrative fees receivable	790,286	90,768	366,718	11,468
(Increase) decrease in other assets	—	1,524	—	—
Increase (decrease) in accounts payable—affiliates	(807,547)	(779,311)	50,324	(279,417)
Increase (decrease) in accrued compensations and benefits	(360,114)	389,417	(189,036)	271,604
Increase (decrease) in other accrued liabilities	79,175	552,328	109,531	129,302

Net cash flow provided by (used in) operating activities	2,296,815	70,458	1,259,032	(212,330)
Financing activities
Transfers (to) from AAAMHI, net	(317,745)	678,715	134,170	797,815

Net cash provided by (used in) financing activities	(317,745)	678,715	134,170	797,815

Net increase in cash and cash equivalents	1,979,070	749,173	1,393,202	585,485
Cash and cash equivalents at beginning of period	5,239,747	3,158,266	5,825,615	3,321,954

Cash and cash equivalents at end of period	$7,218,817	$3,907,439	$7,218,817	$3,907,439

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

The combined financial statements have been prepared from AAAMHI’s historical accounting records on a carve-out basis to include the historical financial position, results of operations, and cash flows applicable to the Business. The combined financial statements exclude all continuing operations of AAAMHI and its affiliated entities listed in the preceding paragraph that will be retained by the sellers. The combined financial statements have been prepared as if the Business had been a stand-alone operation, though they are not necessarily representative of results had the Business operated as a stand-alone operation, and it is not practicable to estimate what those expenses would have been on a stand-alone basis. Revenues, expenses, assets, and liabilities were derived from amounts associated with the Business in the AAAMHI financial records. The financial results include allocations based on methodologies that management believes are reasonable of corporate expenses from AAAMHI and allocations of other corporate expenses from AAAMHI’s parent company that may be different from comparable expenses that would have been incurred if the Business operated as a stand-alone business. Specifically, ABN AMRO Services Company, Inc., a wholly-owned subsidiary of AANAHC (see Note 7), provides the Business with certain IT, infrastructure and e-mail services. LaSalle Bank Corporation, also a wholly-owned subsidiary of AANAHC, provides the Business with payroll, benefits, general ledger maintenance, internal audit and accounts payable services. These services are charged based upon utilized quantities (typically number of employees, number of transactions processed, hours worked). AAAMHI provides the Business with executive management, finance, human resources and personal trade compliance services. These services are charged based upon employee count or management time incurred. AAAMHI’s parent and its parent companies provide other executive management, technology, sales support, finance, compliance and human resources support services. These services are charged out on a formula basis that considers Assets Under Management, number of employees and non-interest expense. The cost of these services is included under the caption “Related-party expense allocations” in the accompanying combined statements of operations. Certain cash receipts and cash payments related to the Business were handled through AAAMHI and affiliate cash accounts, which are not included in the carve-out financial statements. These amounts have been accounted for as net capital contributions or distributions to or from the Business and are reflected as “Net transfers (to) from AAAMHI” in the combined statements of changes in owner’s equity and the combined statements of cash flows reflects these cash transactions.

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
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements
(Unaudited)

2. Summary of Significant Accounting Policies

Principles of Combination

The accompanying combined statements of financial condition, operations, cash flows and owner's equity of the Business for the three and nine months ended September 30, 2006 and 2005 have been prepared on a carve-out basis (see Note 1).

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

Revenue Recognition

The Business derives its revenues from investment advisory and administrative services provided to the Funds and a limited number of managed accounts of AAAMHI. Based on the terms of the advisory and administrative agreements in place that set out fees to be earned as a stated percentage of assets under management, advisory and administrative fees are recognized in revenue in the period such services are performed unless facts and circumstances would indicate that collectibility of the fees are not reasonably assured. Expense reimbursements to certain of the Funds in accordance with agreements are reported as an offset to investment advisory fees. Such reimbursements totaled $1,733,234 and $1,558,315 for the nine months ended September 30, 2006 and September 30, 2005, respectively, and totaled $586,248 and $533,332 for the three months ended September 30, 2006 and September 30, 2005, respectively.

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

3. Goodwill and Intangible Assets

Goodwill and intangible assets at September 30, 2006 and December 31, 2005 included in the accompanying combined statements of financial condition are shown net of accumulated amortization of $1,553,200 and $2,113,467 recorded prior to 2002 and the adoption of FAS 142. Impairment charges of approximately $10.4 million of intangible assets and $13.3 million of goodwill were recorded by the Business in 2005 in accordance with FAS 142.

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

4. Distribution and Advisory Costs

Distribution and advisory costs in the accompanying combined statement of operations consist of the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Advisory costs:
AAAMHI affiliates	16,993,344	21,829,187	5,093,799	7,254,565
Third party sub-advisers	2,115,662	1,865,924	703,324	672,714

Total advisory costs	19,109,006	23,695,111	5,797,123	7,927,279
Distribution costs:
AAAMHI affiliates	515,572	486,137	169,833	(636,100)
Non-affiliates	3,483,617	6,732,720	1,154,519	1,946,443

Total distribution costs	3,999,190	7,218,857	1,324,353	1,310,343

Total distribution and advisory costs	23,108,195	30,913,968	7,121,475	9,237,622

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements
(Unaudited)

5. Income Taxes

A reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 35% for the three and nine month periods ended September 30, 2006 and 2005, is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Income tax provision (benefit) at statutory federal income tax rate	$963,678	$(64,494)	$322,523	$(120,850)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	137,668	(9,213)	46,075	(17,264)
Valuation allowance adjustment	(1,101,346)	73,707	(368,598)	138,114

Provision for income taxes	$—	$—	$—	$—

The current and deferred portion of the total provision for income taxes was $0 for each of the respective periods.

The components of the net deferred tax balances as of September 30, 2006 and December 31, 2005, are as follows:

	September 30, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$6,696,036	$6,560,728
Goodwill and intangibles	1,907,833	3,107,833
Other	—	36,654
Less valuation allowance	(8,603,869)	(9,705,215)

Net deferred taxes	$—	$—

The need for a valuation allowance to reduce federal and state deferred tax assets and net operating losses has been determined as if the Business was a stand-alone entity. As such, management believes it is more likely than not that these items will not be realized.

U.S. Mutual Fund Business of
ABN AMRO Asset Management Holdings, Inc.

Notes to Combined Financial Statements
(Unaudited)

6. Benefit Plans

Pension Plans

ABN AMRO Bank sponsors a non-contributory defined benefit pension plan covering substantially all U.S. salaried employees. Assets held by the plan consist primarily of shares of registered investment companies and pooled trust funds. The allocated expense of the Business totaled $61,365 and $158,227 for the nine months ended September 30, 2006 and 2005, respectively, and totaled $16,521 and $22,836 for the three months ended September 30, 2006 and 2005, respectively.

Profit Sharing and Savings Plan

ABN AMRO Bank sponsors a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all U.S. salaried employees. Under the plan, employee contributions are partially matched by the respective ABN AMRO Bank subsidiary. In addition, the respective ABN AMRO Bank subsidiary may allocate a portion of its net profits to employees’ accounts in the plan. The allocated expense of the Business totaled $97,035 and $106,962 for the nine months ended September 30, 2006 and 2005, respectively, and totaled $22,125 and $26,669 for the three months ended September 30, 2006 and 2005, respectively.

Group Welfare Plan

ABN AMRO Bank provides welfare and life insurance benefits to substantially all U.S. salaried employees and their dependents. The amount charged to expense includes welfare benefits paid to participants, net of participant contributions, and administrative costs. Life insurance premiums paid to insurance companies are recognized as an expense when paid. The allocated expense of the Business totaled $142,358 and $183,093 for the nine months ended September 30, 2006 and 2005, respectively, and totaled $80,361 and $59,367 for the three months ended September 30, 2006 and 2005, respectively.

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

The Business also utilizes operational and support services provided by several affiliated entities. ABN AMRO Services Company, Inc., a wholly-owned subsidiary of AANAHC, provides the Business with certain IT, infrastructure and e-mail services. LaSalle Bank Corporation, also a wholly-owned subsidiary of AANAHC, provides the Business with payroll, benefits, general ledger maintenance, internal audit and accounts payable services. AAAMHI provides the Business with executive management, finance, human resources and personal trade compliance services. The cost of these services is included under the caption “Related-party expense allocations” in the accompanying combined statements of operations. Payables to affiliates related to distribution, advisory or other services provided to the Business are included in “Accounts payable - affiliates” in the accompanying combined statements of financial condition.

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

The acquired business was founded in 1993 within Alleghany Asset Management, Inc. by employees of Aston to manage open-end investment funds for retail and institutional clients in the United States. Originally, the acquired business employed investment advisers affiliated with its parent to manage the assets of the funds, while it centralized the distribution, marketing, reporting and other operations of the fund family. As the business developed, the acquired business created new mutual funds managed by experienced independent investment advisers. As of September 30, 2007, Aston managed 22 no-load mutual funds, comprised of 18 equity funds and four fixed income funds, with approximately $5.0 billion of mutual fund assets under management. Aston also managed approximately $137 million of separate account portfolios. Historically, the acquired business utilized seven different entities to manage the equity funds, of which five were affiliates of the sellers and two were independent. Upon consummation of the acquisition, Aston entered into long-term contracts with each of these entities pursuant to which they continue to sub-advise the funds. The contracts with the sellers’ affiliates will not be terminable by the sub-advisers for five years. One existing fixed income manager and two new managers have been retained to manage three fixed income funds. Aston’s relationship with the sub-advisers is supported by limited non-compete provisions and certain capacity guarantees in certain products to benefit Aston. This arrangement is intended to ensure that the investment philosophies and processes guiding the mutual funds in the future are consistent with their historical investment philosophies and processes.

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

Since the consummation of the acquisition, Aston has opened five new equity mutual funds. The Aston/Optimum Large Cap Opportunity Fund opened in December 2006, and the Aston/River Road Small-Mid Cap Fund opened in March 2007. In August 2007, the Aston/Neptune International Fund, the Aston/Resolution Global Equity Fund and the Aston/ABN AMRO Global Real Estate Fund commenced operations. During the balance of 2007, Aston expects to open five additional mutual funds, including:

A mid-cap growth fund subadvised by Montag & Caldwell Investment Counsel;

A mid-cap growth fund subadvised by ClariVest Asset Management;

A mid-cap value fund subadvised by Cardinal Capital;

An international small-cap fund subadvised by Strategic Global Advisors; and

An international large-cap fund subadvised by Baring Asset Management.

In addition, Aston will continue discussions with existing sub-advisers and additional investment management firms to create a variety of new mutual funds.

In addition, Aston may be able to develop new distribution channels including:

•	arrangements with banks and insurance companies which, like ABN AMRO, elect to divest their mutual fund operations but enter into agreements with Aston to service their customers; and

•	wholesalers focused on the traditional retail broker channel.

Revenue Sharing Arrangement with Aston. Highbury formed Aston on April 19, 2006 and became the sole member of Aston. In connection with Highbury and Aston entering into the asset purchase agreement, the limited liability company agreement of Aston was amended and eight individuals, who were previously employed by ABN AMRO and the acquired business, were admitted as members of Aston (collectively referred to in this Quarterly Report as the Aston management members). Highbury owns 65% of the membership interests of Aston, and the Aston management members own 35% of the membership interests of Aston.

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

Business Overview. Commencing with the acquisition on November 30, 2006 of the acquired business, we derive most of our revenue from the provision of investment management and related services. Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of September 30, 2007, Aston was reimbursing 17 mutual funds whose expenses exceed the applicable expense cap.

Relationships with a limited number of clients account for a significant majority of our revenue. We expect that Aston’s relationships with these clients will continue to account for a substantial portion of our total revenue in future periods. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management, is comprised of 22 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 22 funds, Aston/Montag & Caldwell Growth and Aston/Optimum Mid Cap each accounted for more than 10% of the revenues of Aston in the most recent fiscal quarter. Additionally, the assets under management that Aston sources through independent financial advisers using Schwab and Fidelity, as custodians, each generate more than 10% of revenues received by Aston. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

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

Key Operating Measures

We use the following key measures to evaluate and assess our business:

•
Assets Under Management. Aston is the investment manager for 22 open-end mutual funds, comprised of 18 equity and four fixed income funds. Aston generates revenues by charging each fund investment advisory and administrative fees (collected in monthly installments), each of which are equal to a percentage of the daily weighted average assets under management of the fund. Assets under management change on a daily basis as a result of client investments and withdrawals and changes in the market value of securities held in the mutual funds. We carefully review net asset flows into the mutual funds, trends in the equity markets and the investment performance of the mutual funds, both absolutely and relative to their peers, to monitor their effects on the overall level of assets under management.

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

•
Weighted Average Fee Basis. The weighted average fee basis is equal to the total revenue, net of Aston sub-administration fees, earned in a specific period divided by the weighted average assets under management for that period. Because each fund has a different fee schedule, the weighted average fee basis provides us with a single indicator of the business’ ability to generate fees on its total assets under management across all products. In the third quarter of 2007, we modified our calculation of this key operating measure to more accurately reflect the formula used to calculate Aston’s Owners’ Allocation.

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

•
Compensation and Related Expenses. As of September 30, 2007, Aston employed 36 full-time employees. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently has no employees and provides no compensation to its officers or directors.

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

The Company’s significant accounting policies are presented in Note 3 to its condensed consolidated financial statements included elsewhere herein, and the following summaries should be read in conjunction with the financial statements and the related notes. While all accounting policies affect the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the financial statements and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are the policies related to principles of combination, goodwill and intangible assets, valuation and income taxes.

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

Income Taxes. Deferred tax assets and liabilities are primarily the result of timing differences between the carrying value of assets and liabilities and the deductibility of operating expenses for financial reporting and income tax purposes. Deferred tax liabilities are primarily the result of tax deductions for the Company's intangible assets. We amortize acquired intangible assets over a 15-year period for tax purposes only, reducing their tax basis below their carrying value for financial statement purposes and generating deferred taxes each reporting period. We amortized $607,107 and $1,821,321 related to goodwill and intangible assets in the three and nine months ended September 30, 2007, respectively. Additionally, at November 30, 2006, when Highbury ceased to be a corporation in the development stage, we had total deferred expenses of $440,342 that are being amortized for tax purposes over a 15-year period. These expenses were currently deductible for financial statement purposes during Highbury’s development stage but were not deductible for tax purposes. Highbury amortized $7,339 and $22,017 of this deferred expense in the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2007, we incurred $101,529 and $281,222, respectively, of rent, taxes and operating expenses in connection with Aston’s lease for financial reporting purposes. Under the terms of the lease, Aston made no cash payments during either period, resulting in a deferred tax asset.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109") on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, we had no unrecognized tax benefits, and at September 30, 2007, we continue to have no unrecognized tax benefits. We will recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we do not have any accrued interest related to uncertain tax positions. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Principles of Combination. The accompanying combined statements of operations, cash flows and owner’s equity for the acquired business for the three and nine months ended September 30, 2006 have been prepared on a carve-out basis. The combined financial statements have been prepared from AAAMHI’s historical accounting records on a carve-out basis to include the historical financial position, results of operations and cash flows applicable to the acquired business. The combined financial statements have been prepared as if the business had been a stand-alone operation, though they are not necessarily representative of results had the acquired business operated as a stand-alone operation. Revenues, expenses, assets and liabilities were derived from amounts associated with the acquired business in the AAAMHI financial records. The financial results include allocations based on methodologies that management believes are reasonable of corporate expenses from AAAMHI and allocations of other corporate expenses from AAAMHI’s parent company that may be different from comparable expenses that would have been incurred if the acquired business operated as a stand-alone business. Specifically, ABN AMRO Services Company, Inc., a wholly-owned subsidiary of ABN AMRO North America Holding Company, or AANAHC, provided the acquired business with certain IT, infrastructure and e-mail services. LaSalle Bank Corporation, also a wholly-owned subsidiary of AANAHC, provided the acquired business with payroll, benefits, general ledger maintenance, internal audit and accounts payable services. These services were charged based upon utilized quantities (typically number of employees, number of transactions processed, or hours worked). AAAMHI provided the acquired business with executive management, finance, human resources and personal trade compliance services. These services were charged based upon employee count or management time incurred. AAAMHI’s parent and its parent companies provided other executive management, technology, sales support, finance, compliance and human resources support services. These services were charged out on a formula basis that considers assets under management, number of employees and non-interest expense. The cost of these services is included under the caption “Related-party expense allocations” in the accompanying combined statements of operations of the acquired business.

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

Summary Financials

Highbury was formed July 13, 2005 to acquire or acquire control of one or more businesses in the financial services industry. On November 30, 2006, the Company completed its acquisition of the U.S. mutual fund business of ABN AMRO, or the acquired business. Selected financial information is presented below for the acquired business and for the Company for the three and nine months ended September 30, 2006. The Company’s consolidated financial results for the three and nine months ended September 30, 2007 include the operations of the acquired business.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2007
	Acquired Business	The Company	Combined(1)	The Company
Statement of Income Data
Operating revenue	$9,889,652	$—	$9,889,652	$10,157,568
Distribution and advisory costs	(7,121,475)	—	(7,121,475)	(4,735,347)
Compensation and related expenses	(1,028,777)	—	(1,028,777)	(1,777,417)
Amortization of intangible assets	—	—	—	—
Depreciation and other amortization	—	—	—	(46,345)
Other expenses	(910,504)	(147,649)	(1,058,153)	(1,320,117)
Operating income (loss)	$828,896	$(147,649)	$681,247	$2,278,342
Interest and investment income	92,599	467,002	559,601	134,673
Minority interest	—	—	—	(947,709)
Income taxes	—	(118,340)	(118,340)	(572,607)
Net income (loss)	$921,495	$201,013	$1,122,508	$892,699
Earnings per share - basic	n/a	$0.02		$0.09
Average shares outstanding - basic	n/a	9,635,000		9,527,000
Earnings per share - diluted	n/a	$0.02		$0.09
Average shares outstanding - diluted	n/a	9,635,000		9,683,634

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2007
	Acquired Business	The Company	Combined(1)	The Company
Statement of Income Data
Operating revenue	$31,629,982	$—	$31,629,982	$31,829,001
Distribution and advisory costs	(23,108,195)	—	(23,108,195)	(14,992,086)
Compensation and related expenses	(3,248,940)	—	(3,248,940)	(5,091,841)
Amortization of intangible assets	—	—	—	—
Depreciation and other amortization	—	—	—	(126,568)
Other expenses	(2,762,360)	(408,323)	(3,170,683)	(3,891,330)
Operating income (loss)	$2,510,487	$(408,323)	$2,102,164	$7,727,176
Interest and investment income	242,878	1,188,923	1,431,801	392,141
Minority interest	—	—	—	(3,535,525)
Income taxes	—	(288,350)	(288,350)	(1,788,817)
Net income (loss)	$2,753,365	$492,250	$3,245,615	$2,794,975
Earnings per share - basic	n/a	$0.06		$0.29
Average shares outstanding - basic	n/a	8,859,469		9,527,000
Earnings per share - diluted	n/a	$0.06		$0.24
Average shares outstanding - diluted	n/a	8,859,469		11,420,944

(1)
The information presented in the “Combined” columns for the three and nine months ended September 30, 2006 is the arithmetic sum of the operating results of the Company and the acquired business for period, which is prior to the date of the acquisition. No pro forma or other adjustments have been made in the presentation of the “Combined” financial results.

Basis of Presentation

In the “Results of Operations” section to follow, we discuss the actual consolidated financial results for the Company for the three and nine months ended September 30, 2007 and September 30, 2006. In addition, we compare the combined results, as defined above in the Summary Financials, for the three and nine months ended September 30, 2006 with the Company’s actual results for the three and nine months ended September 30, 2007. The financial statements for the acquired business for the three and nine months ended September 30, 2006 are presented on a carve-out basis.

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

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006 for the Company

For the three months ended September 30, 2007, the Company earned net income of $892,699 on total operating revenue of $10,157,568. The following table summarizes the components of revenue, weighted average assets under management and the weighted average fee basis for the period.

	For the three months ended September 30, 2007
	Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$8,935,607	$5,094	(1)	0.70%
Administrative fees, net(2)	546,645	8,099	(3)	0.03%
Money market service fees	144,936	3,137		0.02%	(4)
Total	$9,627,188	5,094	(5)	0.76%	(5)

(1)	Includes long-term mutual fund and separate account assets under management.
(2)	Excludes $530,380 paid as sub-administrative fees.
(3)	Aston provides administrative services to the Aston Funds, as well as six money market mutual funds managed by affiliates of AAAMHI.
(4)
Aston receives a money market service fee from AAAMHI equal to $550,000 per annum plus 0.0001% of the weighted average assets under management in the six money market mutual funds in excess of $3 billion. The fee is accrued and paid monthly.

(5)
For an estimate of the overall weighted average fee basis, we use the total fees from all sources and the weighted average assets under management for which we provide investment advisory services (Note 1 above).

As of September 30, 2007, the Company had approximately $5.1 billion of total assets under management, compared to approximately $5.2 billion as of June 30, 2007. As of September 30, 2007, mutual fund assets under management were approximately $5.0 billion, compared to approximately $5.1 billion as of June 30, 2007, a decline of approximately 2%. This decline resulted from net client cash outflows, which represent aggregate contributions from new and existing clients less withdrawals, of $246 million, offset by positive market appreciation of $137 million. The net outflows during the quarter primarily resulted from redemptions in the Aston/ABN AMRO Growth Fund and the Aston/Montag & Caldwell Growth Fund. The Company believes these outflows are the result of investors’ concerns about the relative investment performance of these funds as compared to other similar funds. The Company believes that an improvement in the relative investment performance could stem these outflows. Additionally, Aston is actively developing new products to attract new assets. Since the consummation of the acquisition, Aston has created five new equity mutual funds. The Aston/Optimum Large Cap Opportunity Fund opened in December 2006, and the Aston/River Road Small-Mid Cap Fund opened in March 2007. In August 2007, the Aston/Neptune International Fund, the Aston/Resolution Global Equity Fund and the Aston/ABN AMRO Global Real Estate Fund commenced operations. During the balance of 2007, Aston expects to open five additional mutual funds, including a mid-cap growth fund subadvised by Montag & Caldwell Investment Counsel; a mid-cap growth fund subadvised by ClariVest Asset Management; a mid-cap value fund subadvised by Cardinal Capital; an international small-cap fund subadvised by Strategic Global Advisors; and an international large-cap fund subadvised by Baring Asset Management. During the three months ended September 30, 2007, separate account assets under management increased from $136 million to $137 million.

The Company incurred $7,879,226 of total operating costs for the three months ended September 30, 2007. During the period, Aston incurred total distribution and sub-advisory expenses of $4,735,347, including $3,851,255 payable to the sub-advisers (approximately 43% of the net advisory fees for the period) and $884,092 payable pursuant to third-party distribution agreements (approximately 10% of the net advisory fees for the period). Aston incurred employee compensation and related expenses of $1,777,417 during the period. Highbury has no employees and did not pay compensation of any kind to its directors or officers during the period. The Company incurred $46,345 of depreciation expense relating to Aston’s fixed assets and $1,320,117 of other operating expenses during the period. These expenses include the operating expenses of Aston and Highbury for the period and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the three months ended September 30, 2007 were $934,033, and Highbury’s direct operating expenses for the three months ended September 30, 2007 were as follows:

Professional fees	$187,745
Insurance	59,418
Administrative fees	22,500
Travel and entertainment	70,002
Other expenses	46,419
$386,084

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills. For the three months ended September 30, 2007, Highbury earned interest income on these balances and investments of $135,146. In June 2007, Highbury invested $200,000 in the Aston/River Road Small-Mid Cap Fund Class I and $200,000 in the Aston/River Road Dynamic Equity Fund Class I. Each of these investments provided the initial seed capital for a new mutual fund share class within the two existing funds. In July, 2007 Highbury liquidated its investment in the Aston/River Road Small-Mid Cap Fund Class I as new assets flowed into the fund generating total proceeds to Highbury of $201,332. As of September 30, 2007, Highbury’s investment in the Aston/River Road Dynamic Equity Fund Class I was valued at $196,957. This balance is reflected on the balance sheet as of September 30, 2007 in the line item investments, and the change in the value of the investment since June 30, 2007 is included in investment income on the statement of operations for the three months ended September 30, 2007.

The Company recorded income of $2,413,015 before minority interest and provisions for income taxes for the three months ended September 30, 2007. As a result of the Aston management members’ interest in Aston, the Company recorded a minority interest expense of $947,709 for the period.

Highbury earned net income of $201,013 in the three months ended September 30, 2006. However, since the Company had not completed the acquisition at that time, the Company did not earn any operating revenue during the period. During the period, Highbury’s activities were focused exclusively on identifying targets for an initial business combination. Highbury incurred $147,649 of operating expenses during the period, primarily relating to legal, accounting, insurance and administrative fees and earned interest and investment income of $467,002 on its cash balances held in its trust account and outside of the trust account during the period. Highbury recorded income before provisions for income taxes of $319,353 for the three months ended September 30, 2006.

The following table outlines Highbury’s income tax expenses for the three months ended September 30, 2007 and June 30, 2006.

	Three Months Ended September 30,
	2007	2006
Current	$437,901	$194,181
Deferred - intangible related	236,772	-
Deferred - other	(102,066)	(75,841)
Total	$572,607	$118,340

The sources of the Company’s deferred tax liability are as follows:

September 30,
2007
Amortization of goodwill and intangibles for income tax purposes	$785,304
Amortization of deferred expenses	9,494
Deferred rent	(95,548)
Depreciation methods used for income tax purposes	(8,193)
Unrecognized investment loss for income tax purposes	(1,187)
Expenses deferred for income tax purposes	(163,172)
Net deferred income taxes	$526,698

For further discussion of the Company’s income taxes, please refer to Note 9 of the condensed consolidated financial statements included elsewhere in this document.

The Company had net income of $892,699 for the three months ended September 30, 2007 compared to net income of $201,013 for the three months ended September 30, 2006. Highbury’s basic and diluted earnings per share increased from $0.02 and $0.02, respectively, for the three months ended September 30, 2006 to $0.09 and $0.09, respectively, for the three months ended September 30, 2007.

Three months ended September 30, 2007 for the Company compared to combined results of the Company and the acquired business in the three months ended September 30, 2006

Combined operating revenue of the Company and the acquired business during the three months ended September 30, 2006 was $9,889,652, as compared to $10,157,568 for the Company during the three months ended September 30, 2007. This increase in revenue was largely attributable to revenues from Aston’s Administrative, Marketing and Compliance Agreement with ABN AMRO, whereby Aston provides certain administrative services to six money market mutual funds managed by ABN AMRO, but was offset by the overall decline in mutual fund assets under management from approximately $5.4 billion as of September 30, 2006 to approximately $5.0 billion as of September 30, 2007. Net advisory fees decreased from $9,547,025 in 2006 to $8,935,607 in 2007, primarily as a result of lower average mutual fund balances. Average mutual fund balances declined as a result of continuing net asset outflows from the Aston Funds, offset in part by positive market appreciation. The administration fees earned by the acquired business increased from $342,627 in 2006 to $1,077,026 in 2007, primarily as a result of the additional services provided to the money market mutual funds and a change in the presentation of the administration fees. The acquired business accrued revenue from administration fees net of certain sub-administration fees paid to a third-party provider. The Company has determined it is appropriate to record the revenues on a gross basis and include the associated sub-administration expenses within other operating costs. The administration fees earned by the Company in the three months ended September 30, 2007, net of all sub-administration fees paid, were $546,645. This represents an increase of $204,018, on a comparable basis, over the fees earned by the acquired business in the prior period. This increase is primarily attributable to the additional administrative services provided to the money market mutual funds. Aston also earned money market service fees from ABN AMRO of $144,936 in the three months ended September 30, 2007 under this agreement. There were no corresponding fees in the three months ended September 30, 2006.

Distribution and advisory costs declined from $7,121,475 for the acquired business in the three months ended September 30, 2006 to $4,735,347 for the Company in the corresponding period in 2007. This decline is partially attributable to the decline in mutual fund assets under management from 2006 to 2007, as these expenses are directly related to the value of assets under management. In addition, the new sub-advisory agreements into which Aston entered at the closing of the acquisition provide for substantially lower payments to the sub-advisers affiliated with AAAMHI than the historical fee-sharing agreements. These new agreements have substantially decreased the sub-advisory costs from pre-acquisition levels.

Combined compensation and related expenses were $1,028,777 for the three months ended September 30, 2006. Compensation and related expenses for the Company were $1,777,417 for the three months ended September 30, 2007. This increase is largely attributable to the increased operating profitability of Aston as a result of the changes in the sub-advisory contracts and other changes to the acquired business since the acquisition. The Aston management team participates directly in this increased profitability through their retention of any excess operating allocation which is paid as compensation. The increase also reflects the addition of three employees at Aston at the time of the acquisition that were not reflected in the compensation expense for the three months ended September 30, 2006.

Combined other operating expenses were $1,058,153 for the three months ended September 30, 2006. During the three months ended September 30, 2007, the Company incurred $1,320,117 of other operating expenses. This increase of $261,964 is largely attributable to the increase in Highbury’s direct operating costs between the periods from $147,649 to $386,084, a difference of $238,435, and supplemented by an increase of approximately $23,529 in Aston’s other operating costs. During the three months ended September 30, 2006, Highbury was in the process of preparing and revising the public disclosure documents for its initial business combination. A majority of the expenses incurred during this period were deferred and capitalized in connection with the other costs of the transaction. During the three months ended September 30, 2007, Highbury incurred $265,616 of costs relating to a potential acquisition during the three months ended September 30, 2007. These costs were not recognized as operating expenses, but are reflected on the balance sheet as of September 30, 2007 as deferred acquisition costs. If the potential acquisition is consummated, these expenses will be capitalized in the costs of the transaction, but will be recognized as expenses if not.

The Company generated operating income of $2,278,342 during the three months ended September 30, 2007 as compared to combined operating income of $681,247 in the three months ended September 30, 2006 for the Company and the acquired business. While operating revenues were similar between the periods, the increase in operating income is primarily attributable to the Administrative, Marketing and Compliance Agreement with ABN AMRO and to the new sub-advisory contracts signed at the time of the acquisition which reduced Aston’s payments to sub-advisors affiliated with ABN AMRO.

Because of the different capital structures and ownership structures of the acquired business before and after the acquisition, comparisons of the differences in interest income, minority interest and income taxes are not meaningful.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006 for the Company

For the nine months ended September 30, 2007, the Company earned net income of $2,794,975 on total operating revenue of $31,829,001. As of September 30, 2007, the Company had approximately $5.1 billion of total assets under management, compared to approximately $5.7 billion as of December 31, 2006. As of September 30, 2007, mutual fund assets under management were approximately $5.0 billion, compared to approximately $5.5 billion as of December 31, 2006, a decline of approximately 9%. This decline resulted from net client cash outflows, which represent aggregate contributions from new and existing clients less withdrawals, of $976 million, offset by positive market appreciation of $503 million. During the first nine months of 2007, separate account assets under management declined from $199 million to $137 million.

The Company incurred $24,101,825 of total operating costs for the nine months ended September 30, 2007. During the period, Aston incurred total distribution and sub-advisory expenses of $14,992,086, including $12,116,888 payable to the sub-advisers (approximately 43% of the net advisory fees for the period) and $2,875,198 payable pursuant to third-party distribution agreements (approximately 10% of the net advisory fees for the period). Aston incurred employee compensation and related expenses of $5,091,841 during the period. Highbury has no employees and did not pay compensation of any kind to its directors or officers during the period. The Company incurred $126,568 of depreciation expense relating to Aston’s fixed assets and $3,891,330 of other operating expenses during the period. These expenses include the operating expenses of Aston and Highbury for the period and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the nine months ended September 30, 2007 were $2,644,607, and Highbury’s direct operating expenses for the nine months ended September 30, 2007 were as follows:

Professional fees	$723,038
Insurance	187,239
Administrative fees	67,500
Travel and entertainment	127,631
Other expenses	141,315
$1,246,723

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills. For the nine months ended September 30, 2007, Highbury earned interest income on these balances and investments of $341,920. Highbury invested $1,000,010 in the Aston/River Road Small-Mid Cap Fund, a new mutual fund opened by Aston in March 2007. The investment was liquidated prior to September 30, 2007 for a total of $1,051,942. The Company recognized $51,932 of investment income related to this investment in the nine months ended September 30, 2006. In September 2007, Highbury invested $200,000 in the Aston/River Road Small-Mid Cap Fund Class I and $200,000 in the Aston/River Road Dynamic Equity Fund Class I. Each of these investments provided the initial seed capital for a new mutual fund share class within the two existing funds. In July, 2007 Highbury liquidated its investment in the Aston/River Road Small-Mid Cap Fund Class I as new assets flowed into the fund generating total proceeds to Highbury of $201,332. As of September 30, 2007, Highbury’s investment in the Aston/River Road Dynamic Equity Fund Class I was valued at $196,957. This balance is reflected on the balance sheet as of September 30, 2007 in the line item investments, and the change in the value of the investment is included in investment income on the statement of operations for the nine months ended September 30, 2007.

The Company recorded income of $8,119,317 before minority interest and provisions for income taxes for the nine months ended September 30, 2007. As a result of the Aston management members’ interest in Aston, the Company recorded a minority interest expense of $3,535,525 for the period.

Highbury earned net income of $492,250 in the nine months ended September 30, 2006. However, since the Company had not completed the acquisition at that time, the Company did not earn any operating revenue during the period. During the period, Highbury’s activities were focused exclusively on identifying targets for an initial business combination and negotiating and executing the transaction documents with ABN AMRO. Highbury incurred $408,323 of operating expenses during the period, primarily relating to legal, accounting, insurance and administrative fees and earned interest and investment income of $1,188,923 on its cash balances held in its trust account and outside of the trust account during the period. Highbury recorded income before provisions for income taxes of $780,600 for the nine months ended September 30, 2006.

The following table outlines Highbury’s income tax expenses for the nine months ended September 30, 2007 and September 30, 2006.

	Nine Months Ended September 30,
	2007	2006
Current	$1,174,843	$492,366
Deferred - intangible related	710,315	-
Deferred - other	(96,341)	(204,016)
Total	$1,788,817	$288,350

For further discussion of the Company’s income taxes, please refer to Note 9 of the condensed consolidated financial statements included elsewhere in this document.

The Company had net income of $2,794,795 for the nine months ended September 30, 2007 compared to net income of $492,250 for the nine months ended September 30, 2006. Highbury’s basic and diluted earnings per share increased from $0.06 and $0.06, respectively, for the nine months ended September 30, 2006 to $0.29 and $0.24, respectively, for the nine months ended September 30, 2007.

Nine months ended September 30, 2007 for the Company compared to combined results of the Company and the acquired business in the nine months ended September 30, 2006

Combined operating revenue of the Company and the acquired business during the nine months ended September 30, 2006 was $31,629,982, as compared to $31,829,001 for the Company during the nine months ended September 30, 2007. This increase in revenue was largely attributable to the revenues from Aston’s Administrative, Marketing and Compliance Agreement with ABN AMRO, whereby Aston provides certain administrative services to six money market mutual funds managed by ABN AMRO, but was offset by the overall decline in mutual fund assets under management from approximately $5.4 billion as of September 30, 2006 to approximately $5.0 billion as of September 30, 2007. Net advisory fees decreased from $30,594,808 in 2006 to $28,083,917 in 2007, primarily as a result of lower average mutual fund balances. Average mutual fund balances declined as a result of continuing net asset outflows from the Aston Funds, offset in part by positive market appreciation. As of September 30, 2007, the Company’s total mutual fund assets under management were approximately $5.0 billion, as compared to approximately $5.4 billion as of September 30, 2006 for the acquired business. However, the administration fees earned by the acquired business increased from $1,035,174 in 2006 to $3,306,678 in 2007, primarily as a result of the additional services provided to the money market mutual funds and a change in the presentation of the administration fees. The acquired business accrued revenue from administration fees net of certain sub-administration fees paid to a third-party provider. The Company has determined it is appropriate to record the revenues on a gross basis and include the associated sub-administration expenses within other operating costs. The administration fees earned by the Company in the nine months ended September 30, 2007, net of all sub-administration fees paid, were $1,683,146. This represents an increase of $647,972, on a comparable basis, over the fees earned by the acquired business in the prior period. This increase is primarily attributable to the additional administrative services provided to the money market mutual funds. Aston also earned money market service fees from ABN AMRO of $438,406 in the nine months ended September 30, 2007 under this agreement. There were no corresponding fees in the three months ended September 30, 2006.

Distribution and advisory costs declined from $23,108,195 for the acquired business in the three months ended September 30, 2006 to $14,992,086 for the Company in the corresponding period in 2007. This decline is partially attributable to the decline in mutual fund assets under management from 2006 to 2007, as these expenses are directly related to the value of assets under management. In addition, the new sub-advisory agreements into which Aston entered at the closing of the acquisition provide for substantially lower payments to the sub-advisers affiliated with AAAMHI than the historical fee-sharing agreements. These new agreements have substantially decreased the sub-advisory costs from pre-acquisition levels.

Combined compensation and related expenses were $3,248,940 for the nine months ended September 30, 2006. Compensation and related expenses for the Company were $5,091,841 for the nine months ended September 30, 2007. This increase is largely attributable to the increased operating profitability of Aston as a result of the changes in the sub-advisory contracts and other changes to the acquired business since the acquisition. The Aston management team participates directly in this increased profitability through their retention of any excess operating allocation which is paid as compensation. The increase also reflects the addition of three employees at Aston at the time of the acquisition that were not reflected in the compensation expense for the first nine months of 2006.

Combined other operating expenses were $3,170,683 for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the Company incurred $3,891,330 of other operating expenses. This increase of $720,647 is largely attributable to the increase in Highbury’s direct operating costs between the periods from $408,323 to $1,246,723, a difference of $838,400, and offset by a decline of approximately $117,753 in Aston’s other operating costs. During the nine months ended September 30, 2006, Highbury was in the process of identifying targets for the initial business combination, negotiating and executing the acquisition agreements for its initial business combination and preparing and revising the associated public disclosure documents. A majority of the expenses incurred during this period were deferred and capitalized in connection with the other costs of the transaction. During the nine months ended September 30, 2007, Highbury has recognized the majority of its expenses.

The Company generated operating income of $7,727,176 during the nine months ended September 30, 2007 as compared to combined operating income of $2,102,164 in the nine months ended September 30, 2006 for the Company and the acquired business. While operating revenues were similar between the periods, the increase in operating income is primarily attributable to the Administrative, Marketing and Compliance Agreement with ABN AMRO and to the new sub-advisory contracts signed at the time of the acquisition which reduced Aston’s payments to sub-advisors affiliated with ABN AMRO.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net Income	$892,699	$201,013	$2,794,975	$492,250
Intangible-related deferred taxes	236,772	—	710,315	—
Other non-cash expenses	—	—	—	—
Intangible amortization	—	—	—	—
Affiliate depreciation	46,345	—	126,568	—
Cash Net Income	$1,175,816	$201,013	$3,631,858	$492,250

Liquidity and Capital Resources

Since its inception, Highbury has funded its business activities almost exclusively through cash flows from financing, including the debt and equity provided by the initial shareholders and the funds raised in our initial public offering. Going forward, Highbury expects to fund its business activities with a combination of operating income and the interest income earned on its cash balances and to fund future acquisitions with retained net income or the issuance of debt or equity. As of September 30, 2007, Highbury had no borrowings outstanding. In the future, however, we will closely review our ratio of debt to Adjusted EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our credit facility currently limits our leverage ratio to 2.0x Adjusted EBITDA. We believe this level is prudent for our business, although substantially higher levels of senior and subordinated debt in relation to Adjusted EBITDA may also be prudent to fund future acquisitions. The amendment to our credit agreement dated October 31, 2007 increases the limit on our leverage ratio to 5.0x Adjusted EBITDA. For further information about the amendment to our credit facility, please refer to the section entitled “Credit Facility.”

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

As of September 30, 2007, the Company had $8,259,926 of cash and equivalents, $3,106,981 of short-term investments, $196,957 of other investments and $3,155,459 of accounts receivable. The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in September 2007. Aston receives its revenues generally within the first week of the month following the month in which they are earned. At September 30, 2007, the Company had accounts payable of $4,329,704, primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers. These payments are generally paid shortly after the receipt of the revenue discussed above. In addition, this figure includes $947,709 of distributions payable to the Aston management members which were subsequently paid in October 2007. Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. Going forward, we expect Aston will distribute all of its excess cash on a quarterly basis to its owners, so we do not expect large cash balances to accrue within Aston. Highbury will retain its cash, and we expect our cash balances will increase over time until the cash is used to fund acquisitions, service debt, if any, or repurchase our securities, if appropriate.

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

Cash Flow from Operating Activities. Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes and depreciation as well as the changes in our consolidated working capital. For the three months ended September 30, 2007, the Company received $1,875,259 of net cash flow from its operating activities. In addition to net income of $892,699, the Company benefited from $134,706 of deferred taxes related primarily to the amortization of goodwill and intangible assets acquired in the acquisition for income tax purposes. Accounts payable decreased by $524,334 which reduced net cash flow. In the first nine months of 2007, the Company received $5,947,396 of net cash flow from its operating activities. In addition to net income of $2,794,975, the Company benefited from $613,974 of deferred taxes related primarily to the amortization of goodwill and intangible assets acquired in the acquisition for income tax purposes. Accounts receivable decreased by $490,963 which provided additional cash flow. Accounts payable and accrued expenses increased by $633,810, primarily as a result of the accumulation of the quarterly distribution owed to the Aston management members and certain legal and accounting expenses incurred by Highbury in connection with our public reporting requirements. During the period, the Company also purchased $3,106,981 in treasury securities with a current maturity in excess of three months.

Cash Flow from Investing Activities. Changes in net cash flow from investing activities will result primarily from capital expenditures, investments in new affiliates or, from time to time, in new mutual funds created by Aston. In March 2007, Highbury invested $1,000,010 in the Aston/River Road Small-Mid Cap Fund. During the second quarter of 2007, Highbury liquidated this investment as new assets flowed into the fund generating total proceeds to Highbury of $1,051,942. In June 2007, Highbury invested $200,000 in the Aston/River Road Small-Mid Cap Fund Class I and $200,000 in the Aston/River Road Dynamic Equity Fund Class I. Each of these investments provided the initial seed capital for a new mutual fund share class within the two existing funds. In July 2007 Highbury liquidated its investment in the Aston/River Road Small-Mid Cap Fund Class I as new assets flowed into the fund generating total proceeds to Highbury of $201,332. In addition, Aston purchased $10,232 and $114,722 in fixed assets in the three and nine months ended September 30, 2007, respectively.

Cash Flow from Financing Activities. Changes in net cash flow from financing activities will result primarily from the issuance of equity or debt or the repayment of any obligations which may arise thereunder or the payment of distributions to Aston’s minority interest holders. During the three and nine months ended June 30, 2007, the Company distributed $991,992 and $2,374,717 to the Aston management members. Additionally, in July 2007, Highbury entered into Unit Purchase Option Repurchase Agreements with the underwriters of our initial public offering pursuant to which we repurchased the option from the underwriters for aggregate cash payments of $1,300,000. The unit purchase option was cancelled upon its repurchase. For more information about the unit purchase option, please refer to Note 2 in the accompanying financial statements. Highbury did not have any cash flows related to financing activities in the three months ended September 30, 2006. In the nine months ended September 30, 2006, Highbury received net cash flow of $44,445,113 from financing activities as a result of our initial public offering and private placement in January 2006.

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

Borrowings under our credit facility will bear interest, at our option, at either the fluctuating prime rate minus one-half of one percent (0.50%) per year or the LIBOR interest rate plus one and one-half percent (1.50%) per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on October 31, 2007. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%). As of September 30, 2007, we had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. We are also required to maintain a minimum net worth and ratio of debt to Adjusted EBITDA. As of September 30, 2007, we were in compliance with all of the covenant requirements under this credit facility.

On October 31, 2007, Highbury and City National Bank executed an amendment to the credit agreement which provides for an extension of the agreement through October 31, 2008 and modifies certain provisions of the agreement. The amendment increases the maximum total leverage ratio (including debt from all sources) to 5.0x Adjusted EBITDA, although borrowings under the credit agreement continue to be limited to 2.0x Adjusted EBITDA, and incorporates a minimum fixed charge coverage ratio of 1.25x.

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

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net Income (GAAP)	$892,699	$201,013	$2,794,975	$492,250
Income tax expense	572,607	118,340	1,788,817	288,350
Interest expense	—	—	—	—
Intangible amortization	—	—	—	—
Depreciation and other amortization	46,345	—	126,568	—
Other non-cash expenses	—	—	—	—
Adjusted EBITDA	$1,511,651	$319,353	$4,710,360	$780,600

The following table provides a supplemental reconciliation of cash flow from operations to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Cash Flow from Operations	$1,875,259	$287,143	$5,947,396	$(338,319)
Interest expense	—	—	—	—
Current income tax provision	437,901	194,181	1,174,843	492,366
Changes in assets and liabilities	(801,509)	(161,971)	(2,198,780)	626,553
Changes in minority interest	—	—	(213,099)	—
Adjusted EBITDA	$1,511,651	$319,353	$4,710,360	$780,600

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 2 to our financial statements for a discussion of the warrants.

Agreements with Berkshire Capital

Highbury occupies office space provided by Berkshire Capital Securities LLC, or Berkshire Capital. Messrs. Cameron, Foote and Forth, our executive officers, are affiliated with Berkshire Capital. Berkshire Capital has agreed to make such office space, as well as certain office and secretarial services, available to Highbury, as may be required by Highbury from time to time. Highbury has agreed to pay Berkshire Capital $7,500 per month for such services indefinitely. The agreement is terminable by either party upon six months’ prior notice. The statements of operations for the three months ended September 30, 2007 and September 30, 2006 each include $22,500 related to this agreement. The statements of operations for the nine months ended September 30, 2007 and September 30, 2006 include $67,500 and $61,452, respectively, related to this agreement. In October 2007 as a result of additional financial reporting services being provided by Berkshire Capital, we agreed to increase the monthly payment to $10,000 beginning in November 2007.

We have engaged Berkshire Capital to act as our non-exclusive financial advisor in connection with possible future acquisitions. In such capacity, Berkshire Capital will assist us in structuring, negotiating and completing acquisitions of targets identified by us and acknowledged by both us and Berkshire Capital as being subject to Berkshire Capital’s engagement. If we enter into an agreement to acquire such a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then we will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, we will pay Berkshire Capital $200,000 which will be credited against the success fee. We will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct. The statements of operations for the three and nine months ended September 30, 2007 include only reimbursements of Berkshire Capital for its expenses incurred under this agreement.

Impact of Inflation

Our revenue is directly linked to the total assets under management within the 22 mutual funds and the separate accounts managed by Aston. Our total assets under management increase or decrease on a daily basis as a result of fluctuations in the financial markets and net asset flows from investors. While long-term returns in the financial markets have historically exceeded the rate of inflation, this may not be the case going forward. Our operating expenses are likely to be directly affected by inflation. Furthermore, we earn interest income on our cash balances. While the current interest rates available to us exceed the rate of inflation, this may not be the case going forward. In such cases, the impact of inflation will erode our purchasing power.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 There have been no significant changes to our Quantitative and Qualitative Disclosures About Market Risk in the nine months ended September 30, 2007.  Please refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

HIGHBURY FINANCIAL INC.

Dated: November 7, 2007	By: /s/ Richard S. Foote
Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2007	By: /s/ R. Bradley Forth
R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Section 302 Certification by CEO.
31.2	Section 302 Certification by CFO.
32	Section 906 Certification by CEO and CFO.