Form 10-K
period 2007-12-31
HIGHBURY FINANCIAL INC
filed 2008-03-28
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-51682

HIGHBURY FINANCIAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3187008 (I.R.S. Employer Identification No.)

999 Eighteenth Street, Ste. 3000, Denver, CO (Address of principal executive offices)	80202 (Zip Code)

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
YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2007, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $19,512,627, computed by reference to the closing sales price of such Common Stock on June 30, 2007, as reported on the OTC Bulletin Board. In determining the market value of the voting stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers, stockholders who acquired their shares of common stock prior to the Registrant’s initial public offering, and holders of more than 10% of the outstanding shares of common stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 18, 2008, there were 9,126,628 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

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

We believe it is important to communicate to our stockholders our reasonable expectations, beliefs and assumptions which are based on information that is currently available to us. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us;

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

Unless otherwise provided in this Annual Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Highbury Financial Inc. and its subsidiary. References to Highbury refer solely to Highbury Financial Inc. and references to Aston refer solely to Aston Asset Management LLC, a subsidiary of Highbury and the former U.S. mutual fund business of ABN AMRO. For the period prior to the acquisition, we refer to the former U.S. mutual fund business of ABN AMRO as the acquired business.

PART I

ITEM 1. BUSINESS

General

Highbury, a Delaware corporation formed on July 13, 2005, is an investment management holding company providing permanent capital solutions to mid-sized investment management firms. We pursue acquisition opportunities and seek to establish accretive partnerships with high quality investment management firms. Highbury’s strategy is to provide permanent equity capital to fund buyouts from corporate parents, buyouts of founding or departing partners, growth initiatives, or exit strategies for private equity funds. This strategy includes leaving material equity interests with management teams to align the interests of management and Highbury’s shareholders and, in general, does not include integrating future acquisitions, although Highbury may execute add-on acquisitions for our current or future affiliates. We seek to augment and diversify our sources of revenue by asset class, investment style, distribution channel, client type and management team. We intend to fund acquisitions with our revolving credit facility, other external borrowings, retained earnings (if any), additional equity and other sources of capital, including seller financing and contingent payments.

Aston Business Strategy

Aston, a 65%-owned subsidiary of Highbury, is a platform for internal growth and add-on acquisitions. Aston was formed by Highbury for the purpose of acquiring the U.S. mutual fund business of ABN AMRO. Aston is a registered investment advisor and the investment manager for a family of 27 no-load mutual funds and a limited number of separately managed accounts. Aston’s mutual fund platform is built upon providing investment advisory, sales, marketing, compliance, finance, operations and administration resources to mutual funds using sub-advisers that produce institutional quality investment products. Pursuant to the asset purchase agreement, dated as of April 20, 2006, referred to in this Annual Report on Form 10-K as the asset purchase agreement, among Highbury, Aston and ABN AMRO Asset Management Holdings, Inc., or AAAMHI, ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc., Montag & Caldwell, Inc., Tamro Capital Partners LLC, Veredus Asset Management LLC, and River Road Asset Management, LLC, collectively referred to herein as the sellers, on November 30, 2006, Highbury acquired substantially all of the sellers’ business of providing investment advisory, administration, distribution and related services to the U.S. mutual funds specified in the asset purchase agreement. We refer to the seller’s business throughout this Annual Report on Form 10-K as the acquired business. Pursuant to the limited liability company agreement of Aston which Highbury entered into with Aston and members of the Aston management team, 72% of the revenues, or the operating allocation, of Aston is used to pay operating expenses of Aston, including salaries and bonuses of all employees of Aston (including the Aston management members). The remaining 28% of the revenues, or owners’ allocation, of Aston is allocated to the owners of Aston. Currently, 18.2% of total revenue is allocated to Highbury and 9.8% of total revenue is allocated to the Aston management members.

As of December 31, 2007, Aston managed approximately $5.1 billion in total assets, including mutual fund and separate account assets under management. Aston provides investment advisory services to the Aston Funds, a family of 27 no-load, open-end mutual funds with approximately $5.0 billion in client assets as of December 31, 2007. The Aston Funds account for approximately 97% of our assets under management. The mutual fund assets have historically grown internally, through market appreciation and net positive asset flows, from approximately $100 million in assets under management in 1993 to $7.3 billion at its peak in 2004, although since 2004 cumulative net redemptions and changes in market values have reduced the mutual fund assets to approximately $5.0 billion as of December 31, 2007. Aston also advises approximately $145 million of assets under management in separate accounts as of December 31, 2007. In managing historical growth and planning for future growth, the acquired business has been, and Aston will continue to be, guided by the following business strategies.

Maintain and Improve Investment Performance

Aston has a long-term record of achieving competitive, risk-adjusted returns on the mutual funds managed by its sub-advisers based on ratings from Morningstar RatingsTM. As of December 31, 2007, 10 of the 27 funds carried at least a three-star rating from Morningstar RatingsTM . These ratings are based on past performance, which may not be predictive of future results. Aston’s key strategy is to maintain and improve its investment performance by actively monitoring its sub-advisers to ensure consistent application of the specifically mandated investment philosophy and process while the sub-advisers actively manage Aston’s portfolios to achieve distinct balances of risk and reward. In terms of improving performance, Aston seeks to partner with additional investment managers with proven track records as well as provide additional support to its current sub-advisers in order to improve the sub-advisers’ ability to generate competitive returns while maintaining acceptable levels of risk for clients.

Morningstar RatingsTM are a standard performance measure used in the mutual fund industry to evaluate the relative performance of similar mutual funds. Aston believes that many investors rely heavily on Morningstar RatingsTM to select mutual funds in which to invest. As a result, Aston regularly uses Morningstar RatingsTM to evaluate the relative performance of its mutual funds. For each fund with at least a three-year history, Morningstar calculates a Morningstar RatingTM based on a Morningstar risk-adjusted return measure that accounts for variation in a fund’s monthly performance (including the effects of sales charges, loads and redemption fees), placing more emphasis on downward variations and rewarding consistent performance. The top 10% of funds in each category receive five stars, the next 22.5% receive four stars, the next 35% receive three stars, the next 22.5% receive two stars and the bottom 10% receive one star. (Each share class is counted as a fraction of one fund within this scale and rated separately, which may cause slight variations in the distribution percentages.) The overall Morningstar RatingTM for a fund is derived from a weighted average of the performance figures associated with its 3-, 5- and 10-year (if applicable) Morningstar RatingTM metrics.

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

Selectively Expand Aston’s Products and Distribution Relationships

Aston strives to develop investment products and distribution channels that best deliver its strategies to clients of the Aston Funds. It seeks continued opportunities to expand its investment products and relationships for the delivery of these products. The combination of capacity and established investment performance track records creates potential to drive future growth. For example, Aston’s client relationship management team continuously identifies sources of demand for the funds working closely with a broad network of consultants and financial planners and providing information regarding Aston’s investment strategies and performance. Aston also continuously expands existing relationships and initiates new relationships within a variety of channels for mutual funds, including 401(k) platforms, fund supermarkets, broker dealers and financial planners. These third party distribution resources support a variety of defined contribution plans and independent financial advisers with demand for the quality institutional investment styles of Aston.

Aston’s sales force includes 17 sales and client service professionals which provide Aston with national distribution for new and existing products. Aston’s status as an independent, open-architecture platform enables it to incubate new products with a variety of investment management firms, regardless of their affiliations. Open-architecture refers to an investment platform that can distribute investment products that are advised or sub-advised by other firms. Previously, the sellers had generally limited new advisory relationships to affiliates of the sellers. Aston’s flexibility allows it to establish additional mutual funds and new product lines with a broad range of existing and new sub-advisers.

Aston is currently developing additional business lines that offer opportunities for growth. For example, Aston is building a separately managed account platform that had $145 million of assets under management as of December 31, 2007. Between the closing of the acquisition and December 31, 2007, Aston created ten new funds. These funds are included in the table set forth below in the section entitled “Investment Products.” Additionally, Aston opened three new mutual funds in the first quarter of 2008. Aston intends to manage its family of mutual funds in response to client demands, and may open new funds or close existing funds over time, as appropriate. Aston intends to develop a full suite of open-end investment products in order to offer clients a diversified portfolio of investment options.

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

Selectively Pursue Accretive Acquisitions

We expect that prudent, accretive acquisitions will be a source of growth for Aston’s business in the future. Aston’s employees have substantial experience acquiring, integrating and managing investment management firms. Prior to the acquisition, Aston’s employees were involved in the acquisition or founding of six investment management firms over ten years and also founded the acquired business while at Alleghany Corporation. These initiatives helped fuel the growth of Alleghany’s investment businesses from 1986 until its sale to ABN AMRO in 2001. In our efforts to pursue accretive acquisitions for Aston, Highbury may elect to finance transactions using one or more of the following sources: capital from Highbury, external debt, seller financing or contingent payments. Highbury also intends to seek acquisitions independent of Aston which may be funded by its revolving credit facility, other external borrowings, retained earnings (if any), additional equity and other sources of capital, including seller financing and contingent payments.

Mutual Fund Assets Under Management

The following chart displays the historical growth, since inception, of Aston’s mutual fund assets under management (in billions) as of December 31 for each calendar year. The chart does not include Aston’s separate account assets under management.

Investment Products

Aston markets its investment services to its clients through a variety of funds designed to suit a client’s individual investment needs. The acquired business introduced its first mutual fund in 1993, and as of December 31, 2007 Aston managed 27 no-load, open-end mutual funds, including 24 equity funds and three fixed income funds, with approximately $4.9 billion and $120 million, respectively, of mutual fund assets under management. The open-architecture platform utilizes 15 different entities to manage the funds.

Fees and Revenues

Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has agreed with newly organized funds that their expenses will not exceed a specified percentage of their net assets during an initial operating period. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of December 31, 2007, Aston was reimbursing 22 mutual funds whose expenses exceed the applicable expense cap. The Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund account for approximately 36% and 18%, respectively, of the revenues of Aston. The assets under management that Aston sources through independent financial advisers using Schwab and Fidelity, as custodians, each generate more than 10% of revenues received by Aston. Additionally, as of December 31, 2007, approximately 20% of our assets under management and 23% of our revenue are generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. The following table sets forth the inception date, assets under management, Morningstar category, overall Morningstar RatingTM and the reimbursement status for each mutual fund managed as of December 31, 2007. These ratings are based on past performance, which may not be predictive of future results.

Fund	Inception	Assets Under Management (in millions)	Morningstar Category	Morningstar Rating	Currently in Reimbursement?
Equity Funds
Aston/Montag & Caldwell Growth	1994	$2,026	Large Growth	****
Aston/Optimum Mid Cap	1994	918	Mid-Cap Blend	****
Aston Value	1993	402	Large Value	***	Yes
Aston/ABN AMRO Growth	1993	363	Large Growth	**
Aston/TAMRO Small Cap	2000	345	Small Blend	****	Yes
Aston/River Road Small Cap Value	2005	278	Small Value	-
Aston/Veredus Aggressive Growth	1998	188	Small Growth	**	Yes
Aston/ABN AMRO Real Estate	1997	73	Specialty-Real Estate	***	Yes
Aston/Veredus Select Growth	2001	54	Large Growth	*****	Yes
Aston/River Road Small-Mid Cap Fund	2007	51	Small Value	-	Yes
Aston/Optimum Large Cap Opportunity	2006	33	Large Growth	-	Yes
Aston Balanced	1995	33	Moderate Allocation	**
Aston/River Road Dynamic Equity	2005	29	Mid-Cap Value	-	Yes
Aston/Montag & Caldwell Balanced	1994	18	Moderate Allocation	**	Yes
Aston/ABN AMRO Global Real Estate	2007	18	Specialty-Real Estate	-	Yes
Aston/TAMRO All Cap Value	2000	14	Large Blend	****	Yes
Aston/Resolution Global Equity	2007	4	World Stock	-	Yes
Aston/Veredus SciTech	2000	2	Specialty-Technology	**	Yes
Aston/Neptune International	2007	2	Foreign Large Growth	-	Yes
Aston/Barings International	2007	2	Foreign Large Blend	-	Yes
Aston/Montag & Caldwell Mid Cap Growth	2007	2	Mid-Cap Growth	-	Yes
Aston/SGA International Small-Mid Cap	2007	1	Foreign Small/Mid Growth	-	Yes
Aston/Cardinal Mid Cap Value	2007	1	Mid-Cap Value	-	Yes
Aston/ClariVest Mid Cap Growth	2007	>0	Mid-Cap Growth	-	Yes
Total Equity Funds		$4,857
Fixed Income Funds:
Aston/TCH Fixed Income	1993	$90	Intermediate-Term Bond	***	Yes
Aston/McDonnell Municipal Bond	1993	14	Muni National Intermediate	***	Yes
Aston/TCH Investment Grade Bond	1995	14	Short-Term Bond	***	Yes
Total Fixed Income Funds		$118
Total Funds		$4,975

Distribution

Each of the Aston Funds has a distinct investment objective that has been developed to provide a broad, comprehensive selection of investment opportunities. This strategy gives Aston access to many possible customers and distribution channels. Aston distributes the Aston Funds to individuals and institutions. While institutions may invest directly through Aston, individuals generally purchase shares through retail financial intermediaries. All Aston Funds are sold exclusively on a no-load basis, i.e., without a sales commission. No-load mutual funds offer investors a low-cost and relatively easy method of investing in a variety of stock and bond portfolios. Aston’s “N” class of fund shares is sold through financial intermediaries. Those “N” class shares incur an additional annual expense equal to 0.25% of the fund’s assets under management which is payable to the financial intermediaries for distribution and recordkeeping. The institutional “I” class of fund shares, however, bears no such fee.

Aston pays all of the advertising and promotion expenses for the Aston Funds and receives reimbursement from the Aston Funds pursuant to a 12b-1 plan. This reimbursement mitigates, but does not completely offset, the advertising and promotional expenses. These expenses include advertising and direct mail communications to potential fund shareholders as well as a substantial staff and communications capability to respond to investor inquiries. Marketing efforts have traditionally been focused on fee-based intermediaries, including due diligence teams, brokers, advisers, financial planners and consultants. However, the independent registered advisory channel as well as the 401(k) channel are also a specific focus. Aston has a significant focus on marketing efforts directed toward participant-directed defined contribution plans such as 401(k) plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new investment offerings and the development and expansion of new marketing initiatives.

Technology and Intellectual Property

The day-to-day mutual fund technology of Aston is outsourced to PFPC, Inc., including fund accounting, sub-administration, custody and transfer agency functions. Sub-administration is the provision of services related to the administration of a mutual fund on an out-sourced basis. Aston also utilizes a web based CRM system, which maintains contact information of both clients and prospects and is hosted by interlink ONE, Inc. Aston’s website is hosted by Sysys Corporation.

Competition

We face substantial competition in every aspect of our business. Competitive factors affecting our business include brand recognition, business reputation, investment performance, quality of service and the continuity of client relationships. Fee competition also affects the business, as do compensation, administration, commissions and other expenses paid to intermediaries.

Performance and price are the principal methods of competition for Aston. Prospective clients and mutual fund shareholders will typically base their investment decisions on a fund’s ability to generate returns that exceed a market or benchmark index, i.e. its performance, and on its fees, i.e. its price. Individual mutual fund investors may also base their investment decisions on the ability to access the mutual funds Aston manages through a particular distribution channel. Institutional clients are often advised by consultants who may include other factors in their decisions for these clients.

We compete with a large number of global and U.S. investment advisers, commercial banks, brokerage firms and broker-dealers, insurance companies and other financial institutions. There are approximately 1,800 domestic investment advisers that manage assets in excess of $1 billion according to Money Market Directories and, according to the Investment Company Institute, mutual fund managers in the United States manage more than $11.7 trillion in over 8,000 funds. Aston is considered a small to mid-sized investment advisory firm. Many competing firms are parts of larger financial services companies and attract business through numerous means including retail bank offices, investment banking and underwriting contacts, insurance agencies and broker-dealers. U.S. banks and insurance companies can now affiliate with securities firms. This permitted affiliation has accelerated consolidation within the investment advisory and financial services businesses. It has also increased the variety of competition for traditional investment advisory firms with businesses limited to investing assets on behalf of institutional and individual clients. Foreign banks and investment firms have also entered the U.S. investment advisory business, either directly or through partnerships or acquisitions. A number of factors serve to increase our competitive risks:

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

Employees

Aston currently has 37 full-time employees, including 6 in senior management and administration, 6 in marketing and communications, 17 in sales and sales management and 8 in operations and compliance.

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

Aston is registered as an investment adviser with the Securities and Exchange Commission or SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, or the Investment Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of Aston’s advisory business and its relationship with its clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, and recordkeeping, reporting and disclosure requirements. The Aston Funds are registered with the SEC under the Investment Company Act of 1940, or the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements on both the funds and their advisers. Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board after an initial term of up to two years. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of Aston or registered funds advised by Aston to comply with the requirements of the SEC could have a material adverse effect on us. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, Aston is subject to periodic examination by the SEC.

The SEC has adopted rules requiring every registered fund to adopt and implement written policies and procedures designed to detect and prevent violations of federal securities law, to review these policies annually for adequacy and effectiveness, and to designate a chief compliance officer reporting directly to the fund’s board of directors or trustees. Registered advisers must also adopt a written compliance program to ensure compliance with the Investment Advisers Act and appoint a chief compliance officer. Some of the SEC compliance rules, as well as other disclosure requirements that have been adopted over the past few years, are intended to deal with abuses in areas of late trading and market timing of mutual funds. These rules require additional and more explicit disclosure of market timing policies and procedures, as well as that funds have formal procedures in place to comply with their representations regarding market timing policies.

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

Available Information

Highbury makes available, free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after Highbury electronically files such material with, or furnishes it to, the SEC. Reports may be viewed and obtained on our website, www.highburyfinancial.com.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Governmental and self-regulatory organizations, including the SEC, FINRA and national securities exchanges such as the New York Stock Exchange, impose and enforce regulations on financial services companies. The types of regulations to which investment advisers and managers are subject are extensive and include, among other things: recordkeeping, fee arrangements, client disclosure, custody of customer assets, and the conduct of officers and employees.

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

As of December 31, 2007, Aston managed 27 no-load mutual funds, comprised of 24 equity funds and 3 fixed income funds, with approximately $5.0 billion of total mutual fund assets under management. Aston utilizes fifteen different entities to manage the funds, of which five are current or former affiliates of the sellers and ten are independent. The sub-advisory contracts with the sellers’ current and former affiliates, which are not terminable by the sub-advisers until November 30, 2011, include limited non-compete provisions and certain capacity guarantees in appropriate products to benefit the acquired business. While these arrangements are intended to ensure that the investment philosophy and process guiding the mutual funds in the future are consistent with their historical investment philosophy and process, there can be no assurances that these arrangements will remain in place. If one or more of these sub-advisory contracts is terminated, it could have a material adverse impact on the Aston Funds’ performance and on our revenues and operating results.

Aston depends on third-party distribution channels to market its investment products and access its client base. A substantial reduction in fees from assets under management generated by third-party intermediaries could have a material adverse effect on its business.

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

While we expect Aston to continue to diversify and add new distribution channels for its mutual funds and managed accounts, a significant portion of the growth in the acquired business’ assets under management in recent years has been accessed through intermediaries. As of December 31, 2007, substantially all of the assets under management of the acquired business were attributable to accounts that it accessed through third-party intermediaries. These intermediaries generally may terminate their relationships on short notice. Loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels, could decrease assets under management and adversely affect our results of operations and growth. For example, as of December 31, 2007, approximately 20% of our assets under management and 23% of our revenue are generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. In addition, Aston sources assets under management through independent financial advisers using Schwab and Fidelity as custodians and each of these relationships generates more than 10% of revenues received by Aston. If any of these parties were to cause their customers to withdraw all or a significant portion of these assets, our assets under management and revenue could decrease materially.

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

If Aston’s advisory contracts are assigned, we may receive a benefit in connection with the sale of Aston’s business only if certain conditions are met.

If Aston sells its business and, as a result, its advisory contracts with registered investment companies are assigned, we may receive a benefit in connection with its sale of its business only if certain conditions are met following the sale and assignment of the advisory contracts. Among these conditions is a requirement that no “unfair burden” be imposed on the investment companies as a result of the transaction. An unfair burden will be deemed to exist if, during the two years after the transaction, the predecessor or successor adviser or any interested person thereof is entitled to compensation from any person engaged in transactions with Highbury or from Highbury or its shareholders for other than bona fide advisory or administrative services. This restriction may discourage potential purchasers from considering an acquisition of a controlling interest in Highbury.

Investors in open-end funds can redeem their investments in these funds at any time without prior notice, which could adversely affect our earnings.

Open-end fund investors may redeem their investments in those funds at any time without prior notice. Investors may reduce the aggregate amount of assets under management for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares and increased redemptions of mutual fund shares. Cumulative net redemptions have reduced the mutual fund assets under management of the acquired business from $7.3 billion in 2004 to approximately $5.0 billion as of December 31, 2007. In a declining stock market, the pace of mutual fund redemptions could accelerate. The redemption of investments in mutual funds managed by Aston would adversely affect our revenues, which are substantially dependent upon the assets under management in our funds. If net redemptions of investments in the Aston Funds increase, it would cause our revenues to decline, which would have a material adverse effect on our earnings.

A decline in the prices of securities, the performance of the Aston Funds or changes in investors’ preference of investing styles could lead to a decline in our assets under management, revenues and earnings.

Substantially all of our revenues are determined by the amount of assets under management. Under Aston’s investment advisory contracts with the Aston Funds, the investment advisory fee is typically based on the market value of assets under management. In addition, Aston receives asset-based distribution or service fees with respect to the open-end funds pursuant to distribution plans adopted under provisions of Rule 12b-1 under the Investment Company Act. Accordingly, a decline in the prices of securities generally may cause our revenues and net income to decline by either (i) causing the value of our assets under management to decrease, which would result in lower investment advisory and Rule 12b-1 fees, or (ii) causing clients to withdraw funds in favor of investments or investment styles they perceive to offer greater opportunity or lower risk, which would also result in lower fees. While the revenues of Aston are diversified across investment styles, the large capitalization growth style of investing accounts for approximately 50% of assets under management as of December 31, 2007. Large capitalization style implies a restriction imposed on the portfolio manager to select for investment by the fund predominantly equity securities of companies that have an average market capitalization of more than $10 billion and companies whose earnings are expected to grow at a rate that is above average for their industries or the overall market. The securities markets are highly volatile, and securities prices may increase or decrease for many reasons, including economic and political events and acts of terrorism beyond our control. If a decline in securities prices, fund performance or change in investors’ preference of investment styles were to cause our revenues to decline, it could have a material adverse effect on our earnings.

Loss of key employees could lead to the loss of clients, a decline in revenue and disruptions to our business.

Highbury’s ability to attract and retain personnel is important to executing its business plan of making accretive acquisitions. No executive officer or director of Highbury has ever received any compensation for services rendered since Highbury’s inception on July 13, 2005. In addition, Aston's ability to attract and retain personnel is important to its ability to add new clients and maintain existing clients. The market for senior executives, qualified wholesalers, compliance professionals, marketing professionals, key managers at the sub-advisers and other professionals is competitive. We and the sub-advisers may not be successful in our efforts to recruit and retain the required personnel to maintain or grow our business. Loss of a significant number of key personnel could have an adverse effect on us.

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

We could suffer losses in earnings or revenue if our reputation is harmed.

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

Relationships with a limited number of clients account for a significant majority of our revenue. We expect that Aston’s relationships with these clients will continue to account for a substantial portion of our total revenue in future periods. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management, is comprised of 27 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 27 funds, the Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund account for approximately 36% and 18%, respectively, of the revenues of Aston. Additionally, Aston sources assets under management through a former affiliate of the sellers and through independent financial advisers using Schwab and Fidelity as custodians. Each of these relationships generates more than 10% of revenues received by Aston. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

If we issue capital stock or convertible debt securities in connection with the acquisition of another investment management firm, your equity interest in us could be reduced.

Highbury seeks accretive acquisitions as a source of growth for our business. Other than our outstanding warrants, we currently have no commitments to issue any additional equity or convertible debt securities. However, we may issue a substantial number of additional shares of our common stock, preferred stock or convertible debt securities to complete an acquisition. Our issuance of additional shares of common stock, preferred stock or convertible debt securities:

•	may significantly reduce your equity interest in us;

•	may cause a change in control if a substantial number of our shares of common stock are issued; and

•	may adversely affect the then-prevailing market price for our common stock.

Difficult market conditions may adversely affect our ability to execute our business model, which could materially reduce our revenue and cash flow and adversely affect our business, results of operations or financial condition.

Our business is materially affected by conditions in the United States and global financial markets. Economic conditions are outside our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), commodity prices, and political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions. A general market downturn, or a specific market dislocation, may result in lower net inflows or net outflows and lower returns for Aston, which would adversely affect our revenues.

More specifically, our business model is focused upon growth through accretive acquisitions by Highbury. Current market conditions may make it more difficult for us to complete an acquisition through the use of debt financing because of the reduced availability of debt at appropriate terms. In addition, if we issue debt to finance an acquisition, a decrease in our assets under management caused by negative market conditions could have an adverse effect on the distributions we receive from Aston and potential future affiliates and limit our ability to repay our borrowings. Our ability to make accretive acquisitions through the issuance of additional equity is dependent upon the relationship between the market value of our outstanding common stock and the pricing of any acquisition. If the price of our common stock remains at or near its current level, it may be more difficult for us to issue additional equity to finance an acquisition. The inability to complete accretive acquisitions, including through the use of debt or equity financing, may negatively impact our growth, results of operations or financial condition.

Risks Related to the Structure of our Business

The agreed-upon expense allocation under our revenue sharing arrangement with Aston may not be large enough to pay for all of Aston’s operating expenses.

Pursuant to the limited liability company agreement of Aston, we receive a specified percentage of Aston’s gross revenue, and a percentage of revenue is retained for use in paying Aston’s operating expenses. The agreement may not properly anticipate or reflect possible changes in Aston’s revenue and expense base, and the agreed-upon expense allocation may not be large enough to pay for all of Aston’s operating expenses. We may elect to defer the receipt of our share of Aston’s revenue to permit Aston to fund such operating expenses, or we may restructure our relationship with Aston with the aim of maximizing the long-term benefits to us. We cannot be certain, however, that any such deferral or restructured relationship would be of any greater benefit to us. Such a deferral or restructured relationship might have an adverse effect on our near-term or long-term profitability and financial condition.

The failure to receive regular distributions from Aston will adversely affect us. In addition our holding company structure results in substantial structural subordination that may affect our ability to make payments on our obligations.

Because we are a holding company, we receive substantially all of our cash from distributions made to us by Aston. Aston’s payment of distributions to us may be subject to claims by Aston’s creditors and to limitations applicable to Aston under federal and state laws, including securities and bankruptcy laws. Additionally, Aston may default on some or all of the distributions that are payable to us. As a result, we cannot guarantee we will always receive these distributions from Aston. The failure to receive the distributions to which we are entitled under the Aston limited liability company agreement would adversely affect us, and may affect our ability to make payments on our obligations.

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

Although the Aston limited liability company agreement gives us the authority to control or vote with respect to Aston’s business activities, we generally are not directly involved in managing its day-to-day activities, including satisfaction of the contractual terms of the advisory, sub-advisory and other contracts, product development, client relationships, compensation programs and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of Aston.

In addition, we may be held liable in some circumstances as a control person for the acts of Aston or its employees. For example, if Highbury exercises or refuses to exercise its approval right as the manager member to settle potential litigation and does not use due care in exercising this authority or Aston issues securities in violation of laws, Highbury may be exposed to liability related to Aston’s actions. While Highbury maintains directors’ and officers’ insurance and Aston maintains errors and omissions and general liability insurance in amounts believed to be adequate to cover certain potential liabilities, we may have claims that exceed the limits of available insurance coverage. Furthermore, insurers may not remain solvent, meet their obligations to provide coverage, or coverage may not continue to be available with sufficient limits and at a reasonable cost. A judgment against us or Aston in excess of available insurance coverage could have a material adverse effect on us.

Risks Relating to Ownership of our Warrants

If we are unable to maintain a current prospectus relating to the common stock underlying our warrants, our warrants may have little or no value and the market for our warrants may be limited.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. As of the date of this Annual Report on Form 10-K, there is a currently effective prospectus relating to the common stock issuable upon exercise of the warrants. The SEC declared Post-Effective Amendment No. 3 to our Registration Statement relating to the common stock underlying our warrants effective on May 14, 2007. Under the terms of the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our best efforts to maintain a current prospectus relating to the common stock issuable upon exercise of our warrants until the expiration of our warrants. However, we may not be able to do so. If the prospectus relating to the common stock issuable upon exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, our warrants may not be exercisable before they expire and we will not net-cash settle the warrants. Thus, our warrants may be deprived of any value. The market for our warrants may be limited, and the warrants may expire worthless and unredeemed.

We may choose to redeem our outstanding warrants when a prospectus relating to the common stock issuable upon exercise of such warrants is not current and the warrants are not exercisable.

We may redeem the warrants issued as a part of our units (including the warrants sold in the private placement to insiders of Highbury simultaneously with our initial public offering, referred to throughout this Annual Report on Form 10-K as the private placement) at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. In addition, even if warrant holders are not able to exercise their warrants because there is no current prospectus or the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we can exercise our redemption rights.

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

Outstanding redeemable warrants to purchase an aggregate of 15,820,000 shares of common stock became exercisable on January 25, 2007. As of March 18, 2008, none of the warrants have been exercised. Since December 31, 2007, we have repurchased 1,836,292 warrants resulting in 13,983,708 warrants outstanding as of March 18, 2008. To the extent warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

Risks Related to Ownership of our Common Stock

If our stockholders who acquired their shares or warrants prior to or contemporaneously with our initial public offering exercise their registration rights or sell their securites, it may have an adverse effect on the market price of our common stock.

Our stockholders who acquired their shares prior to our initial public offering, or our initial stockholders, are entitled to demand that we register the resale of their 1,725,000 shares of common stock owned prior to our initial public offering. The holders of the majority of these shares may elect to exercise these registration rights or may sell such shares pursuant to rule 144 under the Securities Act of 1933, as amended, at any time after the date on which their shares of common stock are released from escrow, which will be January 31, 2009. In addition, our initial stockholders hold 166,667 shares and 333,334 warrants that they purchased in a private placement contemporaneously with our initial public offering that are now eligible for registration. If all these shares are registered, there will be an additional 1,891,667 shares of common stock eligible for trading in the public market (and potentially another 333,334 shares of common stock issuable to our initial stockholders upon exercise of warrants). In addition, the 166,667 shares and 333,334 warrants purchased in the private placement contemporaneously with the initial public offering may be eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or another national exchange.

Our securities are traded in the over-the-counter market. They are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by the Financial Industry Regulatory Authority, or FINRA, but not included in The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or another national exchange. Lack of liquidity limits the price at which you are able to sell our securities or your ability to sell our securities at all.

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

As of March 18, 2008, there were 9,126,628 shares of our common stock outstanding. On January 25, 2007, 15,820,000 warrants became exercisable of which 1,836,292 have been repurchased by us since December 31, 2007. If all 13,983,708 warrants are exercised, 13,983,708 additional shares of our common stock may be issued. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties. The facilities of Highbury are maintained at 999 Eighteenth Street, Suite 3000, Denver, Colorado 80202. On October 31, 2007, we entered into an office services agreement with Berkshire Capital Securities LLC which replaces the office services agreement entered into between us and Berkshire Capital dated December 21, 2005 and amended on November 30, 2006. The office services agreement provides for a monthly fixed fee of $10,000 for office services including use and access to our office in Denver, Colorado and those other office facilities of Berkshire Capital as we may reasonably require. In addition, certain employees of Berkshire Capital will provide us with financial reporting support on a daily basis. Berkshire Capital has the right, pursuant to the agreement, to relocate us, upon ten days written notice, to other offices. R. Bruce Cameron, our Chairman of the Board, Richard Foote, our President, Chief Executive Officer and Director and R. Bradley Forth, our Executive Vice President, Chief Financial Officer and Secretary, are affiliated with Berkshire Capital, a registered broker-dealer that provides financial advisory services to clients in connection with mergers and acquisitions in the financial services industry. We believe, based on rents and fees for similar services in the Denver, Colorado metropolitan area, that the fee charged by Berkshire Capital is at least as favorable as we could have obtained from an unaffiliated third party. The agreement is terminable by either party upon six months’ prior notice.

The facilities of Aston are maintained at 120 North LaSalle Street, Suite 2500, Chicago, Illinois 60602. The lease expense for the Chicago office was $206,564 for fiscal year 2007. The term of the lease expires in January 2017. Aston also leases office space for two satellite offices in New Jersey and California under various leasing arrangements. The lease for the office in New Jersey will expire in May 2008. The lease for the office in California is on a month-to-month basis.

We believe our office facilities are suitable and adequate for our business as it is presently conducted. Given the nature of our business and the fact that we do not own real property, we do not anticipate that compliance with federal, state and local provisions regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon our capital expenditures, earnings or competitive position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2007, except at the annual meeting of stockholders held on October 29, 2007. At that meeting, the stockholders approved:

(i)
the election of R. Bruce Cameron as Director to serve for a term of three years or until his successor is duly elected and qualified, for which voting at the meeting was as follows: 8,104,926 votes cast for; 368,202 votes withheld; and

(ii)
the election of Aidan J. Riordan as Director to serve for a term of three years or until his successor is duly elected and qualified, for which voting at the meeting was as follows: 8,469,626 votes cast for; 3,502 votes withheld.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fiscal Year 2006
Quarter ended
March 31, 2006	$6.75	$6.00	$5.50	$5.32	$0.66	$0.53
June 30, 2006	$8.72	$6.79	$6.05	$5.45	$1.31	$0.64
September 30, 2006	$7.40	$6.70	$5.65	$5.46	$0.93	$0.61
December 31, 2006	$9.45	$7.30	$5.93	$5.60	$1.69	$0.81

Fiscal Year 2007
Quarter ended
March 31, 2007	$8.66	$7.72	$5.85	$5.46	$1.67	$1.11
June 30, 2007	$10.25	$8.05	$6.75	$5.70	$1.74	$1.13
September 30, 2007	$9.00	$5.08	$6.30	$4.15	$1.65	$0.51
December 31, 2007	$6.60	$5.16	$5.20	$4.15	$0.75	$0.45

We do not currently have any equity compensation plans under which our securities are authorized for issuance.

Holders of Common Equity

On March 18, 2008, there were seven holders of record of Highbury’s units, eight holders of record of Highbury’s common stock and one holder of record of Highbury’s warrants, which do not include beneficial owners of Highbury’s securities.

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

Highbury is a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our sole subsidiary, Aston, to make distributions to us. Pursuant to the limited liability company agreement of Aston, 18.2% of the total revenue of Aston is allocated to Highbury, 9.8% of the total revenue is allocated to the other members of Aston and 72% of the total revenue will be retained for use in paying operating expenses of Aston. In addition, Aston’s payment of distributions to us may be subject to claims by Aston’s creditors and to limitations applicable to Aston under federal and state laws, including securities and bankruptcy laws. See “Risk Factors--Risks related to the Structure of our Business--The agreed upon expense allocation under our revenue sharing arrangement with Aston may not be large enough to pay for all of Aston’s operating expenses” and “--The failure to receive regular distributions from Aston will adversely affect us. In addition our holding company structure results in substantial structural subordination that may affect our ability to make payments on our obligations” under Item 1A.

Performance Graph

The following graph provides a comparison of cumulative total stockholder return for the period from March 1, 2006, the day our common stock began trading separately, through December 31, 2007, among the Company, the MSCI US Micro Cap Index and an asset management industry composite index constructed and used by the Company, which we refer to as the Peer Group Index. The Peer Group Index is comprised of the following entities: Affiliated Managers Group, Inc., BlackRock, Inc., Eaton Vance Corp., Federated Investors, Inc., Franklin Resources, Inc., GAMCO Investors, Inc., Janus Capital Group Inc., T. Rowe Price Group, Inc., Waddell & Reed Financial, Inc. and W.P. Stewart & Co., Ltd. Prior to November 30, 2006, the date we completed the acquisition of the U.S. mutual fund business of ABN AMRO, we were a corporation in the development stage. Accordingly, we have only operated in the investment advisory industry during the portion of the period shown in the following graph commencing on November 30, 2006.

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

Recent Sales of Unregistered Securities

Highbury did not engage in any unregistered sales of securities during the year ended December 31, 2007.

Issuer Purchases of Equity Securities

In July 2007, we entered into Unit Purchase Option Repurchase Agreements with the underwriters of our initial public offering pursuant to which we purchased the unit purchase option from each of the underwriters for aggregate cash payments of $1,300,000. The purchase price was the result of arms’ length negotiations. The unit purchase option was cancelled upon its repurchase.

On December 20, 2007, our Board of Directors approved a Securities Repurchase Program authorizing the use of up to $5,000,000 to acquire common shares, warrants or a combination thereof in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations. The Securities Repurchase Program will be in effect until December 31, 2008 and may be suspended, from time to time and in accordance with applicable laws, rules and regulations.

We did not purchase any units, common stock or warrants during the fiscal year ended December 31, 2007.

Pursuant to the Securities Repurchase Program, in the first quarter of 2008, we repurchased 400,372 shares of common stock for total consideration of $1,735,611, or approximately $4.33 per share. We also repurchased 1,836,292 warrants for total consideration of $1,823,046, or approximately $0.99 per warrant. We have $1,441,343 remaining under the Securities Repurchase Program to acquire additional common shares, warrants or a combination thereof.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data below should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Highbury was formed on July 13, 2005. On November 30, 2006, the Company completed its acquisition of the U.S. mutual fund business of ABN AMRO. Selected financial information is presented below for (i) the U.S. mutual fund business of ABN AMRO, or the acquired business, for the periods from January 1, 2003 through November 30, 2006, the date of the acquisition, (ii) Highbury for the periods from its inception (July 13, 2005) through December 31, 2005, (iii) Highbury’s 2006 consolidated financial results which include the operations of the acquired business for the period from December 1, 2006 through December 31, 2006 and (iv) Highbury’s 2007 consolidated financial results.

	Acquired Business				Combined (5)	Highbury
	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005	Eleven Months Ended November 30, 2006	Year Ended December 31, 2006	Period from July 13, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Statement of Income Data
Operating revenue	$39,677,535	$49,247,963	$48,927,074	$38,476,882	$42,304,982	$—	$3,828,100	$42,063,995
Distribution and sub-advisory costs	$(33,531,069)	$(40,918,617)	$(40,405,752)	$(28,830,231)	$(30,627,141)	$—	$(1,796,910)	$(19,857,033)
Compensation and related expenses	$(3,920,966	$(4,416,624)	$(5,194,449)	$(3,999,963)	$(25,109,294)	$—	$(21,109,331)	$(6,643,587)
Goodwill impairment	$—	$—	$(13,344,050)	$—	$—	$—	$—	$—
Intangible asset impairment	$—	$—	$(10,425,533)	$—	$—	$—	$—	$(4,110,000)
Other expenses	$(1,625,837)	$(2,398,696)	$(3,318,263)	$(3,552,847)	$(4,715,722)	$(2,452)	$(1,162,875)	$(5,949,320)
Operating income (loss)	$599,663	$1,514,026	$(23,760,973)	$2,093,841	$(18,147,175)	$(2,452)	$(20,241,016)	$5,504,055
Other income	$20,432	$31,140	$133,524	$314,695	$2,059,602	$—	$1,744,907	$336,805
Minority interest	$—	$—	$—	$—	$6,647,715	$—	$6,647,715	$(4,489,176)
Income taxes	$—	$—	$—	$—	$(614,812)	$—	$(614,812)	$(498,792)
Net income (loss)	$620,095	$1,545,166	$(23,627,449)	$2,408,536	$(10,054,670)	$(2,452)	$(12,463,206)	$852,892
Earnings (loss) per share - basic	n/a	n/a	n/a	n/a		$(0.00)	$(1.38)	$0.09
Average shares outstanding - basic	n/a	n/a	n/a	n/a		1,725,000	9,045,773	9,527,000
Earnings (loss) per share - diluted	n/a	n/a	n/a	n/a		$(0.00)	$(1.38)	$0.08
Average shares outstanding - diluted	n/a	n/a	n/a	n/a		1,725,000	9,045,773	10,752,904

	Acquired Business				Highbury
	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005	Eleven Months Ended November 30, 2006	Period from July 13, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006	Year Ended December 31, 2007
Balance Sheet Data
Cash and cash equivalents	n/a	$3,158,266	$5,239,747	$7,966,323	$36,902	$6,248,705	$7,276,545
Investments	n/a	$—	$—	$—	$—	$—	$4,635,507
Accounts receivable	n/a	$4,193,370	$4,074,486	$3,480,736	$—	$3,646,422	$3,502,142
Intangible assets(1)	n/a	$56,333,333	$32,563,750	$32,563,750	$—	$36,426,412	$32,316,412
Other non-current assets	n/a	$3,159	$1,635	$1,635	$483,492	$810,810	$2,112,933
Total assets(2)	n/a	$63,688,128	$41,879,618	$44,012,444	$520,394	$47,367,239	$50,113,625
Liabilities	n/a	$4,266,990	$3,869,502	$3,597,720	$497,846	$2,511,559	$5,491,954
Senior debt	n/a	$—	$—	$—	$—	$—	$—
Senior convertible debt	n/a	$—	$—	$—	$—	$—	$—
Mandatory convertible securities	n/a	$—	$—	$—	$—	$—	$—
Other long-term obligations	n/a	$—	$—	$—	$—	$—	$—
Stockholders' equity	n/a	$59,421,138	$38,010,116	$40,414,724	$22,548	$44,228,779	$43,781,671

Cash Flow Data
Operating activities	$280,014	$1,420,696	$(134,946)	$2,730,504	$—	$(12,229)	$11,376,820
Investing activities	$—	$—	$—	$—	$—	$(36,923,503)	$(4,772,903)
Financing activities	$1,407,219	$(833,060)	$2,216,427	$(3,928)	$36,902	$43,147,535	$(5,576,077)

Other Financial Data
Adjusted EBITDA(3)	n/a	n/a	n/a	n/a	$(2,452)	$1,661,606	$5,683,798
Cash Net Income(4)	n/a	n/a	n/a	n/a	$(2,452)	$1,121,783	$4,536,499
Assets under management (at period end, in millions)
Mutual funds	$6,906	$7,223	$6,329	$5,308	$—	$5,454	$4,975
Separate accounts	$—	$22	$149	$119	$—	$199	$145
Total	$6,906	$7,245	$6,478	$5,427	$—	$5,653	$5,120

(1)
Intangible assets increased in 2006 as a result of our acquisition of the U.S. mutual fund business of ABN AMRO on November 30, 2006. We recorded an impairment charge to the identifiable intangible related to Aston's advisory contract with the Aston Funds of $4,110,000 in the fourth quarter of 2007 as a result of net asset outflows from the Aston Funds and recent negative market performance. The acquisition and the impairment charge are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)
Total assets have increased as a result of our initial public offering which was consummated on January 31, 2006. Our initial public offering is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)
Adjusted EBITDA means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) interest expense, plus (d) depreciation, plus (e) other non-cash expenses, plus (f) income tax expense. This definition of Adjusted EBITDA is consistent with the definition of EBITDA used in our credit facility. We consider non-cash expenses to be expenses which we incur for financial reporting purposes for which there is no corresponding current or future cash expense. As a measure of liquidity, we believe that Adjusted EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. Adjusted EBITDA is not a measure of liquidity under GAAP and should not be considered an alternative to cash flow from operations. Adjusted EBITDA, as calculated by us, may not be consistent with computations of EBITDA by other companies. Our use of Adjusted EBITDA, including reconciliations to cash flow from operations and Net Income, is discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)
Cash Net Income means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) deferred taxes related to intangible assets, plus (d) affiliate depreciation, plus (e) other non-cash expenses. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to the acquisition of our interest in our affiliated investment management firm. Cash Net Income is not a measure of financial performance under GAAP and, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Our use of Cash Net Income, including a reconciliation of Cash Net Income to Net Income, is discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

Highbury is an investment management holding company providing permanent capital solutions to mid-sized investment management firms. We pursue acquisition opportunities and seek to establish accretive partnerships with high quality investment management firms. Highbury’s strategy is to provide permanent equity capital to fund buyouts from corporate parents, buyouts of founding or departing partners, growth initiatives, or exit strategies for private equity funds. This strategy includes leaving material equity interests with management teams to align the interests of management and Highbury’s shareholders and, in general, does not include integrating our acquisitions, although Highbury may execute add-on acquisitions for its current or future affiliates. We seek to augment and diversify our sources of revenue by asset class, investment style, distribution channel, client type and management team. We intend to fund future acquisitions with our revolving credit facility, other external borrowings, retained earnings (if any), additional equity and other sources of capital, including seller financing and contingent payments.

Highbury was formed on July 13, 2005, and closed its initial public offering on January 31, 2006. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to Highbury from the offering and the private placement that Highbury closed contemporaneously with its initial public offering, were approximately $43.8 million.

Business Combination. On April 20, 2006, Highbury and Aston entered into an asset purchase agreement with the sellers. Pursuant to the asset purchase agreement, on November 30, 2006, we acquired substantially all of the sellers’ business of providing investment advisory, administration, distribution and related services to the target funds specified in the asset purchase agreement. In connection with the consummation of the acquisition, Aston entered into agreements with each of the sellers that managed the target funds prior to the acquisition, pursuant to which each such seller now acts as a sub-adviser to the applicable target fund, each of which is now rebranded an Aston Fund. Pursuant to the asset purchase agreement, the sellers have agreed not to terminate these agreements prior to November 30, 2011.

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

The acquired business was founded in 1993 within Alleghany Corporation by employees of Aston to manage open-end investment funds for retail and institutional clients in the United States. Originally, the acquired business employed investment advisers affiliated with its parent to manage the assets of the funds, while it centralized the distribution, marketing, reporting and other operations of the fund family. As the business developed, the acquired business created new mutual funds managed by experienced independent investment advisers. Historically, the acquired business utilized seven different entities to manage the equity funds, of which five were current or former affiliates of the sellers and two were independent. Upon consummation of the acquisition, Aston entered into long-term contracts with each of these entities pursuant to which they will sub-advise the funds. The contracts with the sellers’ current and former affiliates will not be terminable by the sub-advisers until November 30, 2011. In general, sub-advisers unaffiliated with the sellers may terminate their sub-advisory contracts upon 60 days' written notice. One existing fixed income manager and two new managers were retained to manage three fixed income funds. Between the consummation of the acquisition and December 31, 2007, Aston opened ten new mutual funds, and now employs 15 different sub-advisors of which five are current or former affiliates of the sellers and ten are independent. Since December 31, 2007, Aston has created an additional three mutual funds with three new sub-advisors. Aston’s relationship with the sub-advisers is supported by limited non-compete provisions and certain capacity guarantees in certain products to benefit Aston. This arrangement is intended to ensure that the investment philosophies and processes guiding the mutual funds in the future are consistent with their historical investment philosophies and processes.

As of December 31, 2007, Aston managed 27 no-load mutual funds, comprised of 24 equity funds and 3 fixed income funds, with approximately $5.0 billion of mutual fund assets under management. As of December 31, 2007, 10 of the mutual funds carried an overall Morningstar RatingTM of three stars or better, including four four-star funds and one five-star fund. Twelve funds are relatively new and are not currently rated by Morningstar. The 24 equity funds are classified in eight of the nine Morningstar RatingTM style boxes, giving Aston wide coverage of the public equity investment spectrum and multiple sources of revenue. Aston intends to expand its assets under management with a combination of internal growth, new product development and accretive acquisitions. The Company believes the development of new products will provide growth in the future.

Between the consummation of the acquisition and December 31, 2007, Aston opened ten new equity mutual funds. These funds are set forth in the table below.

Fund	Morningstar Category

Aston/River Road Small-Mid Cap Fund	Small Value
Aston/Optimum Large Cap Opportunity	Large Growth
Aston/ABN AMRO Global Real Estate	Specialty-Real Estate
Aston/Resolution Global Equity	World Stock
Aston/Neptune International	Foreign Large Growth
Aston/Barings International	Foreign Large Blend
Aston/Montag & Caldwell Mid Cap Growth	Mid-Cap Growth
Aston/SGA International Small-Mid Cap	Foreign Small/Mid Growth
Aston/Cardinal Mid Cap Value	Mid-Cap Value
Aston/ClariVest Mid Cap Growth	Mid-Cap Growth

During the first quarter of 2008, Aston opened three new equity mutual funds: the Aston/Smart Allocation ETF Fund, the Aston/MB Enhanced Equity Income Fund and the Aston/New Century Absolute Return ETF Fund.

Aston intends to manage its family of mutual funds in response to client demands, and may open new funds or close existing funds over time, as appropriate.

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

Business Overview. Commencing with the acquisition on November 30, 2006 of the acquired business, we derive most of our revenue from the provision of investment management and related services. Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of December 31, 2007, Aston was reimbursing 22 mutual funds whose expenses exceed the applicable expense cap.

Relationships with a limited number of clients account for a significant majority of our revenue. We expect that Aston’s relationships with these clients will continue to account for a substantial portion of our total revenue in future periods. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management, is comprised of 27 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 27 funds, the Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund account for approximately 36% and 18%, respectively, of the revenues of Aston. The assets under management that Aston sources through independent financial advisers using Schwab and Fidelity, as custodians, each generate more than 10% of revenues received by Aston. Additionally, as of December 31, 2007, approximately 20% of our assets under management and 23% of our revenues are generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

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

Key Operating Measures

We use the following key measures to evaluate and assess our business:

•
Assets Under Management. As of December 31, 2007, Aston is the investment manager for 27 open-end mutual funds, comprised of 24 equity and 3 fixed income funds. Aston generates revenues by charging each fund investment advisory and administrative fees (collected in monthly installments), each of which are equal to a percentage of the daily weighted average assets under management of the fund. Assets under management change on a daily basis as a result of client investments and withdrawals and changes in the market value of securities held in the mutual funds. We carefully review net asset flows into the mutual funds, trends in the equity markets and the investment performance of the mutual funds, both absolutely and relative to their peers, to monitor their effects on the overall level of assets under management.

•
Total Revenue. Total revenue for Aston is equal to the sum of the advisory fees, administrative fees and money market service fees earned by the business in a given period. We operate Aston under a revenue sharing structure through which Highbury receives a fixed percentage (18.2%) of the total revenue, net of sub-administrative fees, earned by Aston. In addition, Highbury earns interest income on its cash balances which we recognize as non-operating income on the financial statements.

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

•
Total Operating Expenses. The total operating expenses include the operating expenses of Aston as well as Highbury. At the Aston level, we monitor total operating expenses relative to Aston’s total revenue to ensure there is sufficient operating margin to cover expenses. We expect total operating expenses (including distribution and sub-advisory costs and excluding certain non-cash, non-recurring items) to equal approximately 72% of the total revenue of Aston, as provided in Aston’s limited liability company agreement. At the Highbury level, we incur operating expenses in connection with our pursuit of accretive acquisitions, including expenses for travel, entertainment and due diligence. We also incur legal and accounting expenses in connection with our SEC filing requirements and expenses of directors’ and officers’ insurance.

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

•
Distribution and Sub-advisory Costs. Aston has contracted on a non-exclusive basis with approximately 400 different institutions to sell its mutual funds, in exchange for a distribution fee, to retail and institutional investors. These distribution fees are generally equal to a fixed percentage of the assets invested by the retail or institutional investor. In addition, Aston employs third-party investment managers, or sub-advisers, to perform the security research and investment selection processes for each of its mutual funds. Under this arrangement, Aston pays the third-party investment manager a sub-advisory fee, generally equal to 50% of the advisory fees for the mutual fund, net of fee waivers, expense reimbursements, and applicable distribution fees paid under the distribution agreements discussed above. Total distribution and sub-advisory fees represent the largest component of expenses for Aston. Since these fees are generally based on total assets under management, they increase or decrease proportionately with total assets under management.

•
Compensation and Related Expenses. As of December 31, 2007, Aston employed 37 full-time employees. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently has no employees and provides no compensation to its officers or directors.

•
Impairment of Intangibles. We recorded an impairment charge to the identifiable intangible related to Aston's advisory contract with the Aston Funds of $4,110,000 in the fourth quarter of 2007 as a result of net asset outflows from the Aston Funds and recent negative market performance. Highbury also determined that the identifiable intangible continued to meet the criteria for indefinite life.

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

The Company’s significant accounting policies are presented in Note 1 to its audited consolidated financial statements included elsewhere herein, and the following summaries should be read in conjunction with the consolidated financial statements and the related notes. While all accounting policies affect the consolidated financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the consolidated financial statements and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are the policies related to principles of consolidation, investments, goodwill and intangible assets, valuation, compensation and related expenses and income taxes.

Principles of Consolidation. The consolidated financial statements include the accounts of Highbury and Aston, in which Highbury has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Highbury is the manager member of Aston and owns 65% of Aston. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses (referred to as the operating allocation), while the remaining portion of revenue (referred to as the owners’ allocation) is allocable to Highbury and the other members, with a priority to Highbury. The portion of the income of Aston allocated to owners other than Highbury is included in minority interest in the Consolidated Statements of Operations. Minority interest on the Consolidated Balance Sheets includes capital and undistributed income owned by the management members of Aston. All material intercompany balances and transactions have been eliminated in consolidation.

Investments. In 2007, the Company elected to adopt early the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Company carries its investments in government securities, primarily 6-month Treasury bills and its investments in certain mutual funds managed by Aston at fair value based on quoted market prices. The Company reflects interest paid and accrued on Treasury bills in interest income and changes in fair value of mutual funds in Investment income.

Goodwill and Intangible Assets. The purchase price and the capitalized transaction costs incurred in connection with the acquisition of the acquired business are allocated based on the fair value of the assets acquired, which is primarily the acquired mutual fund advisory contract. In determining the allocation of the purchase price to the acquired mutual fund advisory contract, we have analyzed the present value of the acquired business’ existing mutual fund advisory contracts based on a number of factors including: the acquired business’ historical and potential future operating performance; the historical and potential future rates of new business from new and existing clients and attrition among existing clients; the stability and longevity of existing advisory and sub-advisory relationships; the acquired business’ recent, as well as long-term, investment performance; the characteristics of the acquired business’ products and investment styles; the stability and depth of the management team; and the acquired business’ history and perceived franchise or brand value. During 2007, the Company revised its original purchase price allocation by allocating an additional $2,627,000 to indefinite-lived indentifiable intangibles with a corresponding reduction to goodwill.

We have determined that the acquired mutual fund advisory contract meets the indefinite life criteria outlined in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), because we expect both the contract and the cash flows generated by the contract to continue indefinitely due to the likelihood of continued renewal at little or no cost. Accordingly, we do not amortize this intangible asset, but instead review this asset at least annually for impairment. If the carrying amount of this intangible asset exceeds the fair value, an impairment loss is recorded in an amount equal to that excess. Additionally, each reporting period, we assess whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, we will amortize the intangible asset over its remaining useful life.

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

In allocating the purchase price of the acquisition and testing our assets for impairment, we make estimates and assumptions to determine the value of our acquired client relationships. In these valuations, we make assumptions of the growth rates and useful lives of existing and prospective client accounts. Additionally, we make assumptions of, among other factors, projected future earnings and cash flow, valuation multiples, tax benefits and discount rates. The impacts of many of these assumptions are material to our financial condition and operating performance and, at times, are subjective. If we used different assumptions, the carrying values of our intangible assets and goodwill and the related amortization could be stated differently and our impairment conclusions could be modified.

We recorded an impairment charge to the identifiable intangible related to Aston's advisory contract with the Aston Funds of $4,110,000 in the fourth quarter of 2007 as a result of net asset outflows from the Aston Funds and recent negative market performance. Highbury also determined that the identifiable intangible continued to meet the criteria for indefinite life.

Revenue Recognition. Highbury derives its operating revenues from Aston, its majority-owned subsidiary. Highbury also earns interest income on its cash balances. Aston earns investment advisory and administrative fees for services provided to the Aston Funds, six money market funds advised by AAAMHI and a limited number of separately managed accounts. These fees are primarily based on predetermined percentages of the market value of the assets under management and are billed in arrears of the period in which they are earned. These fees are recognized over the period in which services are performed unless facts and circumstances would indicate that collectibility of the fees is not reasonably assured. Expense reimbursements to certain of the Aston Funds in accordance with agreements are reported as an offset to investment advisory fees. Substantially all of Aston’s revenues are derived from the Aston Funds for which Aston is the investment advisor. Management has determined that no allowance for doubtful accounts is necessary due to all fees being collected within one month from the date of invoice.

Income Taxes. Deferred tax assets and liabilities are primarily the result of timing differences between the carrying value of assets and liabilities and the deductibility of operating expenses for financial reporting and income tax purposes. Deferred tax assets and liabilities are primarily the result of tax deductions for the Company’s intangible assets. We amortize acquired intangible assets over a 15-year period for tax purposes only, reducing their tax basis below their carrying value for financial statement purposes and generating deferred taxes each reporting period. We amortized $2,428,427 related to goodwill and intangible assets in 2007 for income tax purposes. Additionally, at November 30, 2006, when Highbury ceased to be a corporation in the development stage, we had total deferred expenses of $440,342 that will be amortized for tax purposes over a 15-year period. These expenses were currently expensed for financial statement purposes during Highbury’s development stage but were not deductible for tax purposes. Highbury amortized $29,356 of this deferred expense in 2007.

The discussion and analysis of the acquired business’ financial condition and results of operations for the purposes of this document are based upon its consolidated financial statements, which have been prepared in accordance with GAAP. The acquired business’ significant accounting policies are presented in Note 2 to its audited combined financial statements included elsewhere herein, and the following summaries should be read in conjunction with the financial statements and the related notes included in this Form 10-K. The acquired business’ management believes the policies that fall within this category are the policies related to principles of combination and goodwill and intangible assets.

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

Recently Issued Pronouncements

The FASB has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no impact on the Company’s results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective in the first quarter of 2008 and establishes a framework for measuring fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2008. The early adoption of SFAS 157 and SFAS 159 has not had a material impact on the Company’s results of operations and financial position.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS 160 would have on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if adopted in their current form would have a material effect on the accompanying consolidated financial statements.

Basis of Presentation

Since the business combination was consummated on November 30, 2006, the combined financial statements for prior periods (other than Highbury’s financial statements) relate to the U.S. mutual fund business of AAAMHI, which we refer to as the acquired business. These financial statements are presented on a carve-out basis. We believe that the combined financial statements for the acquired business are not comparable to the financial statements for the Company for periods following the business combination.

Prior to the completion of the business combination, the acquired business was a division of AAAMHI and was not a separate legal entity. Historically, the acquired business utilized two independent sub-advisers and five advisers affiliated with AAAMHI. Because the Aston Funds were introduced over a period of 13 years and are managed by five different affiliates of AAAMHI, the historical fee sharing agreements between the acquired business and each investment adviser with respect to each Aston Fund varied among the funds and over time. In addition, since the acquired business and the investment advisers were part of a commonly controlled corporate entity, the historical fee sharing arrangements were not reflective of market terms but rather internal allocations that also varied.

Subsequent to the completion of the business combination, the investment adviser affiliates of AAAMHI continue to perform the same investment management services for the Aston Funds as they had previously provided but in the role of sub-advisers. However, as a result of the new sub-advisory agreements, they receive a smaller share of the net advisory fees after payments of third-party distribution fees than they received historically. These new sub-advisory agreements were determined based on arm’s length negotiation between the sub-advisers affiliated with AAAMHI and us and reflected market terms at the date of the agreements.

In addition, certain amounts included in the acquired business’ financial statements were allocated from AAAMHI or other related entities. We believe that these allocations are reasonable, but not necessarily indicative of costs that would have been incurred by the acquired business had it operated as a stand alone business for the same periods.

In the “Results of Operations” section to follow, we discuss the actual consolidated financial results for the Company for 2007 and the actual consolidated financial results for the Company for 2006, which include the operations of the acquired business from December 1, 2006 through December 31, 2006. In addition we discuss the 2006 combined results for the Company and the acquired business compared to the actual consolidated financial results for the Company for 2007 and the results for the acquired business for 2005, as presented in our selected financial data in Item 6. For the reasons cited in Note 5 to Item 6, the revenue and expenses of the acquired business as it operates within the Company are not consistent with the revenue and expenses of the acquired business on a historical basis. As such, it may be difficult to draw conclusions from a comparison of operating results from before and after the business combination.

Results of Operations

Year ended December 31, 2007 for the Company compared to year ended December 31, 2006 for the Company

For the year ended December 31, 2007, the Company generated net income of $852,892, as compared to a net loss of $12,463,206 for the year ended December 31, 2006. The net loss in 2006 resulted primarily from a one-time, non-cash compensation charge of $20,784,615 related to the grant of Aston membership interests to the Aston management members. The Company generated total operating revenue of $42,063,995 in 2007, as compared to $3,828,100 in 2006. The 2006 results, however, include only one month of operations subsequent to the closing of our acquisition of the acquired business on November 30, 2006.

The following table summarizes the total fees, weighted average assets under management and the weighted average fee basis for the three months ended December 31, 2007.

	For the three months ended December 31, 2007
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$9,000,405	$5,173	(1)	0.70%
Net administrative fees(2)	538,378	8,052	(3)	0.03%
Money market service fees	139,714	3,025		0.02%	(4)
	$9,678,497	5,173	(5)	0.75%	(5)

(1)	Includes long-term mutual fund and separate account assets under management.

(2)	Administrative fees are presented net of sub-administration fees paid to a third party to be consistent with the methodology used in calculating the revenue sharing arrangement with Aston.

(3)	Aston provides administrative services to the Aston Funds, as well as six money market mutual funds managed by affiliates of AAAMHI.

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

The Company incurred $36,559,940 of total operating costs for the year ended December 31, 2007, as compared to $24,069,116 for the year ended December 31, 2006. Our 2007 operating costs include $19,857,033 of total distribution and sub-advisory expenses, including $16,124,192 payable to the sub-advisers (approximately 43% of the net advisory fees for the period) and $3,732,841 payable pursuant to third-party distribution agreements (approximately 10% of the net advisory fees for the period). In 2006, Aston incurred total distribution and sub-advisory expenses of $1,796,910, including $1,467,496 payable to the sub-advisers (approximately 44% of the net advisory fees for the period) and $329,414 payable pursuant to third-party distribution agreements (approximately 10% of the net advisory fees for the period). The Company incurred $6,643,587 of compensation and related expense in 2007 which was entirely attributable to Aston’s operations. In 2006, the Company incurred $21,109,331 of compensation and related expense which consisted primarily of a one-time, non-cash compensation charge of $20,784,615 related to the grant of Aston membership interests to the management members. We recorded an impairment charge to the identifiable intangible related to Aston's advisory contract with the Aston Funds of $4,110,000 in the fourth quarter of 2007 as a result of net asset outflows from the Aston Funds and recent negative market performance. We also incurred $222,114 of depreciation and amortization expense in 2007. There were no comparable charges for depreciation and amortization or impairment in 2006.

The Company incurred other operating expenses of $5,727,206 in 2007 as compared to $1,162,875 in 2006. These expenses include the operating expenses of Aston and Highbury for the period and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Highbury’s direct operating expenses for these two years were as follows:

	2006	2007
Professional fees	$320,195	$1,461,040
Insurance	89,970	243,759
Administrative fees	83,952	95,000
Travel and entertainment	70,701	145,607
Other expenses	182,243	168,884
	$747,061	$2,114,290

Other income consists of interest income (earnings on cash and cash equivalent balances) and investment income (realized and unrealized gains and losses on investments in U.S. treasury bills and Aston mutual funds). In 2007, Highbury earned interest income of $458,105 and incurred investment losses of $121,300. For the year ended December 31, 2006, Highbury earned interest income of $1,744,907 on cash balances. Prior to the consummation of the acquisition on November 30, 2006 for which Highbury paid cash, Highbury’s cash balances were significantly higher than during 2007.

The Company recorded net income of $5,840,860 before provisions for minority interest and income taxes for the year ended December 31, 2007, as compared to a net loss of $18,496,109 for the year ended December 31, 2006. Highbury recorded minority interest expense attributable to the Aston management members’ interest in Aston of $4,489,176 and ($6,647,715) in 2007 and 2006, respectively. As discussed above, the loss in 2006 resulted primarily from the one-time non-cash compensation charge recorded in connection with the grant of Aston membership interests to the management members. We have determined that there is no equivalent expense, either currently or in the future, to be recognized for income tax purposes. The following table outlines Highbury’s income tax expenses.

	Year Ended December 31, 2006	Year Ended December 31, 2007
Current	$702,088	$1,363,725
Deferred - intangible related	74,989	(648,507)
Deferred - other	(162,265)	(216,426)
Total	$614,812	$498,792

The sources of the Company’s deferred tax asset (liability) are as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2007
(Amortization) impairment of intangibles	$(74,989)	$568,340
Expenses deferred for income tax purposes	162,265	383,869
Total	$87,276	$952,209

For further discussion of the Company’s income taxes, please refer to Note 12 of the consolidated financial statements included herewith.

Year ended December 31, 2007 for the Company compared to year ended December 31, 2006 combined results

The combined results for the year ended December 31, 2006 represent the sum of the operating results for the acquired business for the 11 months ended November 30, 2006 and for the Company for the year then ended. The Company’s consolidated results for this period include the operations of the acquired business for the period from December 1, 2006 through December 31, 2006. The results are compared to the results of operations for the acquired business in 2007.

In 2007, mutual fund assets under management declined nearly $500 million (8.8%) from just under $5.5 billion at the end of 2006 to approximately $5.0 billion as of December 31, 2007. During this period Aston experienced net client redemptions of approximately $421 million combined with a decline in market values of approximately $58 million. The net client redemptions in 2007 were lower than in 2006 when Aston experienced net client redemptions of approximately $1.1 billion. A significant proportion of Aston’s assets under management are managed in a large cap growth style. We believe the general underperformance of the large cap growth investment style relative to the market has been a factor in the recent high level of client redemptions. Furthermore, we believe investors are concerned about the high level of volatility in equity markets.

As a result of lower average asset levels, net advisory fees declined in 2007 to $37.1 million from $40.5 million in 2006. Administrative fees increased from $1.8 million in 2006 to $4.4 million in 2007 primarily as a result of the additional services provided to the money market mutual funds and a change in the presentation of the administration fees. Following the business combination, Aston provides administration, marketing and compliance services to six money market mutual funds advised by AAAMHI. While the acquired business performed these functions historically, the revenue from such activities is not reflected in the carve out financial statements because, at the time the transaction was negotiated and the carve out financial statements were prepared, it was not contemplated that Aston would provide these services to the money market mutual funds after the business combination. Additionally, the acquired business accrued revenue from administration fees net of certain sub-administration fees paid to a third-party provider. The Company has determined it is appropriate to record the revenues on a gross basis and include the associated sub-administration expenses within other operating costs. The administration fees earned by the Company in 2007, net of all sub-administration fees paid, were $2.2 million. This represents an increase of approximately $0.4 million, on a comparable basis, over the fees earned in 2006. This increase is primarily attributable to the additional administrative services provided to the money market mutual funds. The increase in administrative fees resulting from the administration, marketing and compliance services offset the effect of the decline in total assets under management on total administrative fees. In 2007, total revenues decreased by $0.2 million to $42.1 million from $42.3 million in 2006.

Distribution and advisory costs declined by $10.7 million, or 35.2%, to $19.9 million in 2007 from $30.6 million in 2006. This decline is attributable, in part, to the decline in mutual fund assets under management during 2007, as these expenses are directly related to the value of assets under management. The new sub-advisory agreements into which Aston entered at the closing of the business combination provide for substantially lower payments to the sub-advisers affiliated with AAAMHI than the historical fee-sharing agreements. Since the results for 2006 include only one month of operations under the new sub-advisory agreements, the effect of this change is substantial in 2007.

Combined compensation expense was $25.1 million in 2006, primarily attributable to the $20.8 million charge incurred in connection with the grant of a 35% membership interest in Aston to the management members. Excluding this expense, total compensation in 2006 was $4.3 million compared to $6.6 million in 2007. This increase is primarily attributable to the excess operating allocation paid to Aston’s employees in 2007.

Highbury recorded an impairment charge to the identifiable intangible related to Aston's advisory contract with the Aston Funds of $4,110,000 in the fourth quarter of 2007 as a result of net asset outflows from the Aston Funds and recent negative market performance. There was no similar charge incurred in 2006.

Other operating expenses rose to $5.9 million in 2007 from $4.7 million in 2006. This increase is attributable to an increase in Highbury’s 2007 operating expenses of approximately $1.4 million relative to 2006, offset by a reduction in Aston’s operating expenses.

Highbury reported operating income of $5.5 million in 2007, as compared to an operating loss of $18.1 million in 2006. The difference is due primarily to the $20.8 million compensation charge recorded in 2006. Furthermore, the substantial decline in distribution and advisory costs, which more than offset the decline in operating revenue, improved the operating results.

Because of the different capital structures and ownership structures of the acquired business before and after the business combination, comparisons of the differences in interest income, minority interest and income taxes are not meaningful.

Year ended December 31, 2006 for the Company compared to year ended December 31, 2005 for the Company

For the year ended December 31, 2006, the Company had a net loss of $12,463,206 which resulted primarily from a one-time, non-cash compensation charge of $20,784,615 related to the grant of Aston membership interests to the Aston management members. Following the consummation of the acquisition on November 30, 2006, Aston earned total revenue of $3,828,100 in the month of December. The following table summarizes the total fees, weighted average assets under management and the weighted average fee basis for the month of December 2006.
	For the month ended December 31, 2006
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$3,337,351	$5,645	(1)	0.70%
Net administrative fees(2)	222,341	9,930	(3)	0.03%
Money market service fees	57,863	4,444		0.02	% (4)
	$3,617,555	5,645	(5)	0.77	%(5)

(1)	Includes long-term mutual fund and separate account assets under management.

(2)	Administrative fees are presented net of sub-administration fees paid to a third party to be consistent with the methodology used in calculating the revenue sharing arrangement with Aston.

(3)	Aston provides administrative services to the Aston Funds, as well as six money market mutual funds managed by affiliates of AAAMHI.

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

The Company incurred $24,069,116 of total operating costs for the year ended December 31, 2006. This total consisted primarily of the one-time, non-cash compensation charge of $20,784,615 related to the grant of Aston membership interests to the management members. In the month of December, Aston incurred total distribution and sub-advisory expenses of $1,796,910, including $1,467,496 payable to the sub-advisers (approximately 44% of the net advisory fees for the period) and $329,414 payable pursuant to third-party distribution agreements (approximately 10% of the net advisory fees for the period). Excluding the one-time compensation charge, Aston incurred employee compensation and related expenses of $324,716 in 2006. Highbury has no employees and did not pay compensation of any kind to its directors or officers in 2006. Highbury also incurred $1,162,875 of other operating expenses in 2006. These expenses include the operating expenses of Aston and Highbury for the period and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Highbury’s direct operating expenses for the year were as follows:

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

The Company recorded a net loss of $18,496,109 before provisions for minority interest and income taxes for the year ended December 31, 2006. As a result of the Aston management members’ interest in Aston, the Company recorded a minority interest benefit of $6,647,715 for the year. As discussed above, this loss resulted primarily from the one-time non-cash compensation charge recorded in connection with the grant of Aston membership interests to the management members. We have determined that there is no equivalent expense, either currently or in the future, to be recognized for income tax purposes. The following table outlines Highbury’s income tax expenses.

	July 13, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006
Current	$—	$702,088
Deferred - intangible related	—	74,989
Deferred - other	—	(162,265)
Total	$—	$614,812

The sources of the Company’s deferred taxes are as follows:

	July 13, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006
(Amortization) impairment of intangibles	$—	$(74,989)
Expenses deferred for income tax purposes	—	162,265
Total	$—	$87,276

For further discussion of the Company’s income taxes, please refer to Note 12 of the consolidated financial statements included herewith.

For the period from July 13, 2005, the date of Highbury’s inception, to December 31, 2005, Highbury had a net loss of $2,452. Total expenses for this period were $2,452, consisting of $456 in formation costs and $1,996 in franchise tax expenses. Additionally, we incurred deferred offering costs of approximately $483,492 in 2005. During this period, Highbury’s activities were limited to organizational activities. We had no revenue in 2005.

The Company had a net loss of $12,463,206 for the year ended December 31, 2006 compared to a net loss of $2,452 for the period from July 13, 2005 (inception) to December 31, 2005.

Year ended December 31, 2006 combined results compared to year ended December 31, 2005 for the acquired business

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

Combined compensation expense was $25.1 million in 2006, primarily attributable to the $20.8 million charge incurred in connection with the grant of a 35% membership interest in Aston to the management members. Excluding this expense, total compensation in 2006 was $4.3 million compared to $5.2 million in 2005. This decline is primarily attributable to a reduction in sales commissions paid in 2006 relative to 2005 as a result of lower net asset flows and to the termination of three employees at the beginning of 2006.

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

The operating loss declined to $18.1 million in 2006 from a loss of $23.8 million in 2005. The $20.8 million compensation charge is approximately $2.9 million less than the aggregate impairment charges incurred in 2005. This difference accounts for more than half of the difference in the losses between these years. Furthermore, the substantial decline in distribution and advisory costs, which more than offset the decline in operating revenue, improved the operating results.

Because of the different capital structures and ownership structures of the acquired business before and after the business combination, comparisons of the differences in interest income, minority interest and income taxes are not meaningful.

Supplemental Non-GAAP Performance Measure

As supplemental information, we provide a non-GAAP performance measure that we refer to as Cash Net Income. This measure is provided in addition to, but not as a substitute for, GAAP Net Income. Cash Net Income means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) deferred taxes related to intangible assets, plus (d) affiliate depreciation, plus (e) other non-cash expenses. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to the acquisition of our interest in Aston. Cash Net Income is not a measure of financial performance under GAAP and, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Cash Net Income is used by our management and board of directors as a principal performance benchmark.

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

	Year Ended December 31, 2006	Year Ended December 31, 2007
Net income (loss)	$(12,463,206)	$852,892
Impairment of intangibles	—	4,110,000
Intangible-related deferred taxes	74,989	(648,507)
Affiliate depreciation	—	222,114
Other non-cash expense
Compensation charge for 35% interest in Aston	20,784,615	—
Adjustment for minority interest	(7,274,615)	—
Cash Net Income	$1,121,783	$4,536,499

Agreements with Berkshire Capital

Highbury occupies office space provided by Berkshire Capital Securities LLC, or Berkshire Capital, pursuant to an office services agreement. Messrs. Cameron, Foote and Forth, our executive officers, are affiliated with Berkshire Capital. On October 31, 2007, we entered into an office services agreement with Berkshire Capital Securities LLC which replaces the office services agreement entered into between us and Berkshire Capital dated December 21, 2005 and amended on November 30, 2006. The office services agreement provides for a monthly fixed fee of $10,000, as compared to a monthly fixed fee of $7,500 under the prior agreement, for office and secretarial services including use and access to our office in Denver, Colorado and those other office facilities of Berkshire Capital as we may reasonably require. In addition, certain employees of Berkshire Capital will provide us with financial reporting support on a daily basis. The term of the agreement is indefinite. The agreement is terminable by either party upon six months’ prior notice. The consolidated statements of operations for the years ended December 31, 2007 and 2006 include $95,000 and $83,952, respectively, related to this agreement.

We have engaged Berkshire Capital to act as our non-exclusive financial advisor in connection with possible future acquisitions. In such capacity, Berkshire Capital will assist us in structuring, negotiating and completing acquisitions of targets identified by us and acknowledged by both us and Berkshire Capital as being subject to Berkshire Capital’s engagement. If we enter into an agreement to acquire such a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then we will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, we will pay Berkshire Capital $200,000 which will be credited against the success fee. We will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct. As of December 31, 2007, we had made no payments pursuant to this engagement. We engaged Berkshire Capital in the first quarter of 2007 and, accordingly, as of December 31, 2006, we had not incurred any expenses related to this agreement.

Impact of Inflation

Our revenue is directly linked to the total assets under management within the 27 mutual funds and the separate accounts managed by Aston. Our total assets under management increase or decrease on a daily basis as a result of fluctuations in the financial markets and net asset flows from investors. While long-term returns in the financial markets have historically exceeded the rate of inflation, this may not be the case going forward. Our operating expenses are likely to be directly affected by inflation. Furthermore, we earn interest income on our cash balances. While the current interest rates available to us exceed the rate of inflation, this may not be the case going forward. In such cases, the impact of inflation will erode our purchasing power.

Liquidity and Capital Resources

Since its inception, Highbury has funded its business activities almost exclusively through cash flows from financing, including the debt and equity provided by the initial shareholders and the funds raised in our initial public offering. Going forward, Highbury expects to fund its business activities with a combination of operating income, the interest income earned on its cash and cash equivalent balances and the investment income earned on its investments and to fund future acquisitions with retained net income or the issuance of debt or equity. As of December 31, 2007 and 2006, Highbury had no borrowings outstanding. In the future, however, we will closely review our ratio of debt to Adjusted EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our credit facility currently limits our borrowings under the credit facility to 2.0 times Adjusted EBITDA and our total leverage ratio to 5.0 times Adjusted EBITDA. We believe this level is prudent for our business, although substantially higher levels of senior and subordinated debt in relation to Adjusted EBITDA may also be prudent to fund future acquisitions.

Current market conditions may make it more difficult for us to complete an acquisition through the use of debt financing because of the reduced availability of debt at appropriate terms. If we issue debt to finance an acquisition, a decrease in our assets under management caused by negative market conditions could have an adverse effect on the distributions we receive from Aston and potential future affiliates and limit our ability to repay our borrowings. In addition, our ability to make accretive acquisitions through the issuance of additional equity is dependent upon the relationship between the market value of our outstanding common stock and the pricing of any transaction. If the price of our common stock remains at or near its current level, it may be more difficult for us to issue additional equity to finance an acquisition. The inability to complete accretive acquisitions may negatively impact our growth, results of operations or financial condition.

Historically, the acquired business funded its business activities almost exclusively with operating cash flow. We expect Aston will also fund its business activities almost exclusively with operating cash flow. Highbury may occasionally provide capital to Aston to help finance the development of new products or execute accretive acquisitions. Because Aston, like most investment management businesses, does not require a high level of capital expenditures, such as for purchases of inventory, property, plant or equipment, liquidity is less of a concern than for a company that sells physical assets. Historically, the amount of cash and cash equivalents held on the balance sheet of the acquired business was primarily influenced by the policies of its parent, AAAMHI. Prior to the acquisition, AAAMHI owned 100% of the acquired business, and it continues to own several other affiliates which also have low capital requirements. As such, cash balances often accumulated in the affiliates until AAAMHI decided to transfer them. These periodic cash transfers caused the value of cash and equivalents held by the business to fluctuate widely and without correlation to the underlying operations of the acquired business.

As of December 31, 2007, the Company had $7,276,545 of cash and cash equivalents, $4,635,507 of investments and $3,502,142 of accounts receivable as compared to $6,248,705 of cash and cash equivalents, $0 of investments and $3,646,422 of accounts receivable as of December 31, 2006. The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in December. Aston receives payment of its revenues generally within the first week of the month following the month in which they are earned. At December 31, 2007, the Company had accounts payable of $4,549,216, primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers, as compared to accounts payable of $2,269,470 at December 31, 2006. These payments are generally paid shortly after the receipt of the revenue discussed above. Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. Going forward, we expect Aston will distribute all of its excess cash on a monthly basis to its owners, so we do not expect large cash balances to accrue within Aston. Highbury will retain its cash and cash equivalents and investments, and we expect these balances will increase over time until used to pay operating expenses, fund acquisitions, service debt, if any, or repurchase our securities, if appropriate.

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

Cash Flow from Operating Activities. Cash flow from operations generally represents net income plus non-cash charges for deferred taxes, depreciation and impairment as well as the changes in our consolidated working capital. In 2007, Highbury received $11,376,820 of net cash flow from its operating activities as compared to a use of $12,229 of net cash flow in 2006. We recorded a non-cash impairment charge to the identifiable intangible related to Aston's advisory contract with the Aston Funds of $4,110,000 in the fourth quarter of 2007 as a result of net asset outflows from the Aston Funds and recent negative market performance. In 2006, our net loss of $12,463,206 primarily resulted from the non-cash compensation charge we incurred in connection with the grant of a 35% interest in Aston to the Aston management members. In the reconciliation to cash flow, we added back this charge which was $20,784,615. We established a minority interest, equal to 35% of the non-cash compensation charge, in 2006 related to this grant of interests in Aston. In 2007, accounts payable increased by $2,279,746 as compared to a 2006 increase of $2,190,576. This is primarily a result of an increase in the distributions payable to the Aston management team and an increase in distribution costs owed relative to the prior year. Because we completed our acquisition on November 30, 2006, the balance sheet as of December 31, 2006 includes only one month worth of payables, whereas the consolidated balance sheet as of December 31, 2007 includes payables accrued over a longer period.

Cash Flow from Investing Activities. Net cash flow from investing activities will result primarily from investments in new affiliates, U.S treasury securities and Aston mutual funds. In 2007, Highbury invested a total of $9,932,233 in U.S. treasury securities and Aston mutual funds. A portion of the investments subsequently matured or were sold, generating proceeds to Highbury of $5,296,274. We also paid $19,464 for costs indirectly related to our initial acquisition and spent $117,480 on purchases of property and equipment. In 2006, Highbury used net cash flow of $36,882,869 to purchase the acquired business from AAAMHI. We also spent $40,634 for leasehold improvements related to Aston’s new location in 2006.

Cash Flow from Financing Activities. Net cash flow from financing activities will result primarily from the issuance of equity or debt and the repayment of any obligations which may arise thereunder, the repurchase of our outstanding securities and minority interest distributions paid to Aston’s management members. In 2007, we entered into Unit Purchase Option Repurchase Agreements with the underwriters of our initial public offering pursuant to which we repurchased the underwriters’ unit purchase option for aggregate cash payments of $1,300,000. The unit purchase option was cancelled upon its repurchase. We also paid distributions of $4,276,077 to Aston’s management members related to their minority interest in Aston. In 2006, Highbury received net cash flow of $43,147,535 from financing activities as a result of our initial public offering and private placement in January. Historically, cash flows from financing activities for the acquired business were primarily influenced by the policies of its parent, AAAMHI. Prior to the acquisition, AAAMHI owned 100% of the acquired business and continues to own several other affiliates which also have low capital requirements. As such, cash balances often accumulated in the affiliates until AAAMHI decided to transfer them. These periodic cash transfers between AAAMHI and the acquired business, which resulted in cash flows from financing activities, fluctuated widely and without correlation to the underlying operations of the acquired business.

Credit Facility

We have available a credit agreement with City National Bank expiring on October 31, 2008, which provides for a revolving line of credit of up to $12.0 million. The credit agreement provides for a maximum total leverage ratio (including debt from all sources) of 5.0 times Adjusted EBITDA, although borrowings under the credit agreement are limited to 2.0 times Adjusted EBITDA, and incorporates a minimum fixed charge coverage ratio of 1.25x and a minimum net worth of $20 million. The credit facility will be used for working capital, general corporate purposes and repurchases of our outstanding securities, if appropriate.

Borrowings under our credit facility will bear interest, at our option, at either the fluctuating prime rate minus one-half of one percent (0.50%) per year or the LIBOR interest rate plus one and one-half percent (1.50%) per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on October 31, 2008. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%). As of December 31, 2007, we had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. As of December 31, 2007, we were in compliance with all of the covenant requirements under this credit facility.

Contractual Obligations

A summary of the Company’s contractual obligations as of December 31, 2007 and future periods in which such obligations are expected to be settled in cash is as follows:

Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$—	$—	$—	$—	$—
Operating leases	2,174,324	215,474	450,536	476,654	1,031,660
Capital leases	—	—	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total	$2,174,324	$215,474	$450,536	$476,654	$1,031,660

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

The following table provides a reconciliation of net income to Adjusted EBITDA for fiscal years 2007 and 2006:

	Year Ended December 31, 2006	Year Ended December 31, 2007

Net Income	$(12,463,206)	$852,892
Income tax expense	614,812	498,792
Interest expense	—	—
Impairment of intangibles	—	4,110,000
Depreciation and other amortization	—	222,114
Other non-cash expenses
Compensation charge for 35% interest in Aston	20,784,615	—
Adjustment for minority interest	(7,274,615)	—
Adjusted EBITDA	$1,661,606	$5,683,798

The following table provides a reconciliation of cash flow from operations to Adjusted EBITDA for fiscal years 2007 and 2006:

	Year Ended December 31, 2006	Year Ended December 31, 2007
Cash Flow from Operations	$(12,229)	$11,376,820
Interest expense	—	—
Current income tax provision	702,088	1,363,725
Changes in assets and liabilities and other adjustments to reconcile Net Income to net Cash Flow from Operations	1,598,648	(6,843,648)
Changes in minority interest	(626,901)	(213,099)
Adjusted EBITDA	$1,661,606	$5,683,798

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

Highbury is also exposed to market risk as it relates to changes in interest rates applicable to borrowings under Highbury’s line of credit and investment of Highbury’s cash balances. Because Highbury had no outstanding debt under its line of credit as of December 31, 2007, it does not view this interest rate risk as a material risk. Certain of Highbury’s outstanding cash balances are invested in 100% U.S. treasury money market mutual funds. We do not have significant exposure to changing interest rates on invested cash at December 31, 2007. As a result, the interest rate market risk implicit in these investments at December 31, 2007, if any, is low.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of SFAS No. 133 and are accordingly not accounted for as derivatives for purposes of SFAS No. 133, but instead are accounted for as equity. See Notes 2 and 10 to the consolidated financial statements for a discussion of the options and warrants.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

The management of Highbury and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a) - 15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2007, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the fiscal quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Highbury’s current directors and executive officers are as follows:

Name	Age	Position
R. Bruce Cameron	51	Chairman of the Board

Richard S. Foote	44	President, Chief Executive Officer and Director

R. Bradley Forth	28	Executive Vice President, Chief Financial Officer and Secretary

Aidan J. Riordan	35	Director

R. Bruce Cameron, CFA has been our chairman of the board since our inception. Mr. Cameron has been the president and chief executive officer of Berkshire Capital Securities LLC, or Berkshire Capital, a New York-based investment banking firm, since its formation in May 2004. Mr. Cameron co-founded Berkshire Capital Corporation, the predecessor firm to Berkshire Capital, in 1983 as the first independent investment bank covering the financial services industry, with a focus on investment management and capital markets firms. Mr. Cameron and his partners have advised on approximately 221 mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management of nearly $417 billion and aggregate transaction value in excess of $9.7 billion. Mr. Cameron is the managing member of Broad Hollow LLC, an entity formed for the purpose of facilitating the investments in us made by our founding shareholders, which owns 776,250 shares of our common stock and 75,000 of our units. Prior to forming Berkshire Capital Corporation, Mr. Cameron was an associate director of Paine Webber Group Inc.’s Strategic Planning Group from 1981 through 1983. Mr. Cameron began his career at Prudential Insurance Company from 1978 through 1980, working first in the Comptroller’s Department and then in the Planning & Coordination Group. Mr. Cameron was graduated from Trinity College, where he received a B.A. in Economics, and from Harvard Business School, where he received an M.B.A. Mr. Cameron also attended the London School of Economics. Mr. Cameron is a CFA charterholder and is on the membership committee of the New York Society of Security Analysts. Mr. Cameron is a director of Capital Counsel LLC in New York City, a high net worth investment management firm he advised when it was established. Mr. Cameron is a Fellow of the Life Management Institute. He is also a past trustee of the Securities Industry Institute.

Richard S. Foote, CFA has been our president and chief executive officer and a member of our board of directors since our inception. Mr. Foote has been a managing director of Berkshire Capital since its formation in May 2004 and a managing director, principal and vice president of Berkshire Capital Corporation, the predecessor firm to Berkshire Capital, since 1994. Since 1994, Mr. Foote has advised on 29 completed mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management of approximately $128 billion and aggregate transaction value of approximately $2.2 billion. Mr. Foote is a director of Berkshire Capital and serves on its compensation committee, commitment committee and technology committee. From 1991 through 1994, Mr. Foote was a co-founder and partner of Knightsbridge Capital Partners, a partnership engaged in investment banking and merchant banking activities. From 1985 to 1991, Mr. Foote was a vice president, an associate, and an analyst in the investment banking division of PaineWebber Incorporated, primarily working on mergers, acquisitions and the issuance of equity and debt securities. Mr. Foote was graduated from Harvard College, cum laude, in 1985 with an A.B. in Economics. Mr. Foote is a CFA charterholder and a member of the CFA Institute, the New York Society of Security Analysts, the Pension Real Estate Association and the National Council of Real Estate Investment Fiduciaries.

R. Bradley Forth, CFA has been our executive vice president, chief financial officer and secretary since our inception. Mr. Forth has been a vice president and an associate at Berkshire Capital since its formation in May 2004 and an associate and an analyst at Berkshire Capital Corporation, the predecessor firm to Berkshire Capital since 2001. Mr. Forth has advised on 18 mergers and acquisitions of financial services companies with aggregate transaction value of approximately $1.3 billion. He was graduated from Duke University in 2001 with a B.S. in Economics and a B.A. in Chemistry. Mr. Forth is a CFA charterholder and a member of the CFA Institute and the New York Society of Security Analysts.

Aidan J. Riordan has been a member of our board of directors since May 2007. Mr. Riordan is a Partner at Calvert Street Capital Partners, Inc. (“CSCP”), a Baltimore-based private equity investment firm focused on middle-market manufacturing and service companies. Previously, he was an Associate with Castle Harlan, Inc., a New York-based middle-market private equity partnership from 2000 to 2003. Mr. Riordan also served as an Associate for Berkshire Capital Corporation, the predecessor firm to Berkshire Capital, from 1994 to 1998. He holds a Bachelor of Arts degree in Economics from the University of Pennsylvania and a Masters in Business Administration degree in Finance from Columbia Business School. Mr. Riordan currently serves on the boards of directors for two CSCP portfolio companies: Universal Millennium, a printing and graphics services company, and ADAPCO, a distributor of specialty chemicals and equipment.

Number and Terms of Directors

Highbury’s board of directors was increased to four directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Russell L. Appel, expired at our first annual meeting of stockholders held on November 27, 2006. Mr. Appel was re-elected for a three-year term but resigned on November 21, 2007. The term of office of the second class of directors, consisting of R. Bruce Cameron and Aidan J. Riordan, expired at the second annual meeting held on October 29, 2007. Messrs. Cameron and Riordan were re-elected for three-year terms. The term of office of the third class of directors, consisting of Richard S. Foote, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Highbury’s officers and directors, and persons who own more than ten percent of Highbury’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Such persons are required by the SEC regulations to furnish us with copies of all Forms 3, 4 and 5 that they file. Based on our review of the Forms 3, 4 and 5, filed by such persons, we believe that all Section 16(a) filing requirements applicable to Highbury’s officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2007, with the following exceptions. The Form 3 filed by Aidan Riordan, one of our directors, on August 17, 2007 was filed after the applicable filing period. The Form 4 filed by Aidan Riordan on August 17, 2007 incorrectly stated the number of shares acquired and beneficially owned by Mr. Riordan. An amended Form 4 was filed with the SEC on March 25, 2008. Based on the Form 4 filed by Jack Silver, a beneficial owner of more than 10% of Highbury’s outstanding common stock, on October 26, 2007 there are three transactions included on the Form 4 that were not reported within the applicable time period. The transactions reported on the Form 3 filed September 17, 2007 and the Form 4 filed February 12, 2008 by Potomac Capital Management LLC appear to have been reported after the expiration of the applicable filing period. The Form 3 filed by Nisswa Master Fund Ltd., a beneficial owner of more than 10% of Highbury’s outstanding common stock, on February 26, 2008, may have been filed after the expiration of the applicable filing period.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics for our officers and directors. The text of this Code of Business Conduct and Ethics may be found on our website at http://www.highburyfinancial.com. Amendments to and waivers from the Code of Business Conduct and Ethics that require disclosure under applicable SEC rules will be posted on our website.

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

Compensation Committee. Highbury’s entire board of directors currently carries out the functions customarily undertaken by the Compensation Committee. The performance of such functions has been unnecessary because no executive officer or director of Highbury has ever received any compensation for services rendered since Highbury’s inception on July 13, 2005. Highbury’s policy regarding executive officer and director compensation is subject to change at the discretion of the board of directors.

Nominating Committee. Highbury’s entire board of directors currently carries out the functions customarily undertaken by the Nominating Committee. Our board of directors does not have a formal policy for selection of nominees. The members of our board of directors make recommendations on the basis of our best interests.

ITEM 11. EXECUTIVE COMPENSATION

Executive and Director Compensation

No executive officer or director of Highbury has ever received any compensation for services rendered since Highbury’s inception on July 13, 2005, including during the fiscal year ended December 31, 2007. Our executive officers and directors have been reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Berkshire Capital received $7,500 per month for office space and general and administrative services commencing on January 25, 2006 and $10,000 per month commencing on November 1, 2007 under a revised agreement which replaced the prior agreement with Berkshire Capital. Each of Messrs. Cameron, Foote and Forth is an employee and equity owner of Berkshire Capital. This arrangement is solely for our benefit and is not intended to provide any of our executive officers compensation in lieu of a salary. We have engaged Berkshire Capital to act as our non-exclusive financial advisor in connection with possible future acquisitions. See “Certain Relationships And Related Transactions, And Director Independence -- Financial Advisor Engagement” under Item 13.

Compensation Committee Interlocks and Insider Participation

Highbury’s entire board of directors currently carries out the functions customarily undertaken by the Compensation Committee. Two members of Highbury’s board of directors, Messrs. Cameron and Foote, were executive officers of Highbury during the fiscal year ended December 31, 2007. In addition, Messrs. Cameron and Foote are executive officers of, and serve on the compensation committee of Berkshire Capital. For a description of certain transactions between us and Messrs. Cameron and Foote, see “Certain Relationships And Related Transactions, And Director Independence -- Share Issuances to Initial Stockholders” under Item 13. For a description of certain transactions between us and Berkshire Capital, which will benefit Messrs. Cameron and Foote to the extent of their interest in Berkshire Capital, see “Certain Relationships and Related Transactions, And Director Independence - Office Services Agreement” and “- Financial Advisor Engagement” under Item 13. During the fiscal year ended December 31, 2007, none of Highbury’s officers or employees participated in deliberations of Highbury’s board of directors concerning executive officer compensation, and no such deliberations occurred.

COMPENSATION COMMITTEE REPORT

Because none of the Company’s named executive officers received any compensation from the Company for the fiscal year ended December 31, 2007, the Company has not included a Compensation Discussion and Analysis, as described in Regulation S-K Item 402(b), in its Annual Report on Form 10-K for such period. Accordingly, the board of directors has neither reviewed and discussed such a Compensation Discussion and Analysis with management nor made any recommendation regarding the inclusion of such a Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K, a Proxy Statement on Schedule 14A or an Information Statement on Schedule 14C.

Respectfully submitted by:

R. Bruce Cameron

Richard S. Foote

Aidan J. Riordan

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 18, 2008 in respect of beneficial ownership of Highbury’s common stock by each director, by each named executive officer and by all directors and executive officers of Highbury as a group, and each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of Highbury’s outstanding shares of common stock. The percentages of common stock beneficially owned are based on 9,126,628 shares of common stock outstanding as of March 18, 2008 adjusted for each holders’ exercisable warrants, if any.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and address of beneficial owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
R. Bruce Cameron(2)	1,223,751	13.1%
Broad Hollow LLC(3)	1,001,250	10.8%
Richard S. Foote(4)	667,500	7.2%
R. Bradley Forth(5)	111,249	1.2%
Aidan J. Riordan(6)	3,450	<0.1%
Wellington Management Company, LLP(7)	3,592,248	32.0%
Jack Silver(8)	2,804,200	23.5%
Potomac Capital Management LLC(9)	1,237,628	12.8%
Woodbourne Partners, L.P.(10)	1,192,000	13.1%
Nisswa Master Fund Ltd.(11)	1,189,400	11.5%
Second Curve Capital, LLC(12)	1,000,000	10.3%
Context Capital Management, LLC(13)	673,000	7.4%
Royce & Associates, LLC(14)	652,450	7.0%
Talon Opportunity Partners, L.P.(15)	594,000	6.5%
North Star Investment Management Corp.(16)	482,425	5.3%
All executive officers and directors as a group (four individuals)(2)(4)(5)	2,005,950	21.3%

(1)	Unless otherwise noted, the business address of each stockholder listed in this table is c/o Berkshire Capital Securities LLC, 535 Madison Avenue, 19th Floor, New York, New York 10022.

(2)
Includes 851,250 shares owned of record by Broad Hollow LLC and 150,000 shares issuable upon exercise of warrants held by Broad Hollow LLC that are now exercisable that are attributed to Mr. Cameron, according to Section 13(d) of the Exchange Act, due to his position as the managing member of Broad Hollow LLC, and 33,334 shares issuable upon exercise of warrants held by Mr. Cameron that are now exercisable.

(3)	Includes 150,000 shares issuable upon exercise of warrants that are now exercisable.

(4)	Includes 100,000 shares issuable upon exercise of warrants that are now exercisable.

(5)
The business address of Mr. Forth is c/o Berkshire Capital Securities LLC, 999 Eighteenth Street, Suite 3000, Denver, CO 80202. Includes 16,666 shares issuable upon exercise of warrants that are now exercisable. These share numbers include 21,563 shares held by Mr. Forth, which are subject to a call in favor of Broad Hollow LLC, if Mr. Forth’s employment by Berkshire Capital is terminated for certain reasons before the second anniversary of our initial business combination.

(6)	The business address of Mr. Riordan is c/o Highbury Financial Inc., 999 Eighteenth Street, Suite 3000, Denver, Colorado 80202.

(7)
As reported in the Schedule 13G/A filed with the SEC on February 14, 2008 by Wellington Management Company, LLP. The business address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 3,592,248 shares of common stock which are held of record by clients of Wellington Management. This number includes 2,103,300 warrants, which are now exercisable. The Schedule 13G does not disclose the natural persons that would be deemed the control persons of Wellington Management Company, LLP. Based on a Form ADV filed by Wellington Management Company, LLP, with the SEC on March 4, 2008 the control persons of Wellington Management Company, LLP are Laurie Gabriel, Saul Pannell, John Ryan, Perry Traquina, Cynthia Clarke, Selwyn Notelovitz, James Hoffman, Karl Bandtel, Jean Hynes, Edward Steinborn, Lucius Hill and Phillip Perelmuter.

(8)
As reported in the Form 4, filed on December 26, 2007, and Schedule 13D/A, filed December 27, 2007, with the SEC by Jack Silver. The business address of Mr. Silver is c/o SIAR Capital LLC, 660 Madison Avenue, New York, New York 10021. The 2,804,200 shares beneficially owned by Mr. Silver includes 2,804,200 shares of common stock issuable upon exercise of warrants of which (a) 2,404,200 are held by Sherleigh Associates Profit Sharing Plan, a trust of which Jack Silver is the trustee and (b) 400,000 are held by Sherleigh Associates Defined Benefit Plan, a trust of which Mr. Silver is the trustee and that are now exercisable.

(9)
As reported in the Schedule 13G/A and Form 4 filed with the SEC on February 12, 2008 by Potomac Capital Management LLC, Potomac Capital Management Inc., Potomac Capital Partners LP and Paul J. Solit. The business address of Potomac Capital Management LLC is 825 Third Avenue, 33rd Floor, New York, New York 10022. Potomac Capital Management LLC has shared voting and dispositive power over 1,085,284 shares which includes 365,156 shares issuable upon exercise of warrants that are now exercisable. Potomac Capital Management Inc. has shared voting and dispositive power over 1,237,628 shares which includes 517,500 shares issuable upon exercise of warrants that are now exercisable. Potomac Capital Management LP has sole voting and dispositive power over 639,502 shares which includes 215,168 shares issuable upon exercise of warrants that are now exercisable. Mr. Solit has sole voting and dispositive power over 2,000 shares and shared voting and dispositive power over 1,237,628 shares which includes 517,500 shares issuable upon exercise of warrants that are now exercisable.

(10)
As reported in a Schedule 13G/A filed with the SEC on February 14, 2008 by Woodbourne Partners L.P., Clayton Management Company and John D. Weil. The business address of Woodbourne Partners, L.P. is 200 North Broadway, Suite 825, St. Louis, Missouri 63102. The controlling person of Woodbourne Partners, L.P. is Clayton Management Company, its General Partner, and Mr. John Weil is the President and controlling person of Clayton Management Company. Mr. Weil and Clayton Management Company have sole voting and dispositive power over 1,192,000 shares.

(11)
As reported in the Schedule 13G/A filed with the SEC on February 12, 2008 and the Form 4 filed with the SEC on February 27, 2008 by Brian Taylor, Pine River Capital Management L.P., and Nisswa Master Fund Ltd. The business address of each of these persons is c/o Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305. Brian Taylor and Pine River Capital Management L.P. have shared voting power and shared dispositive power over 1,189,400 warrants; and Nisswa Master Fund Ltd. has shared voting power and shared dispositive power over 834,900 of these 1,189,400 warrants. These warrants are now exercisable.

(12)
As reported in a Schedule 13F filed with the SEC on February 14, 2008 by Second Curve Capital, LLC, Thomas K. Brown and Second Curve Opportunity Fund, LP. The business address of each of these persons is 405 Lexington Avenue, 52nd Floor, New York, NY 10174. Second Curve Capital, LLC and Thomas Brown have shared voting power and shared dispositive power with respect to these shares which include 600,000 shares issuable upon exercise of warrants that are now exercisable.

(13)
As reported in the Schedule 13G filed with the SEC on January 11, 2008 by Context Capital Management, LLC, Context Advantage Master Fund, L.P., Context Offshore Advantage Fund, Ltd., Michael S. Rosen and William D. Fertig. The business address of Context Capital Management, LLC, Michael S. Rosen and William D. Fertig is 4365 Executive Drive, Suite 850, San Diego, California 92121. The business address of Context Advantage Master Fund, L.P. and Context Offshore Advantage Fund, Ltd. is c/o Goldman Sachs Administration Services, Gardenia Court, Suite 3307, 45 Market Street, Camana Bay, P.O. Box 896, KY1-1103, Cayman Islands. Context Capital Management, LLC is a registered investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of our securities. Mr. Rosen is the Co-Chairman, Chief Executive Officer, and Mr. Fertig is the Co-Chairman and Chief Investment Officer of, Context Capital Management, LLC. Context Offshore Advantage Fund, Ltd. is a Cayman Islands corporation of which Context Capital Management, LLC is the investment adviser. Context Advantage Master Fund, L.P. is a Cayman Islands limited partnership, of which Context Capital Management, LLC is the general partner, that serves as a master fund through which Context Offshore Advantage Fund, Ltd. and other investors invest indirectly in securities. No single client of Context Capital Management, LLC, other than Context Advantage Master Fund, L.P., holds more than five percent of our common stock. The amount shown in the table includes 100,000 shares purchased by us subsequent to January 11, 2008 pursuant to a transaction for which we have not identified a public filing.

(14)
As reported in the Schedule 13F filed with the SEC on February 4, 2008 by Royce & Associates, LLC. The business address of Royce & Associates, LLC is 1414 Avenue of the Americas, New York, NY 10019. The Schedule 13G does not disclose the natural persons that would be deemed the control persons of Royce & Associates, LLC. Based on a Form ADV filed by Royce & Associates, LLC with the SEC on June 28, 2007, the control persons of Royce & Associates, LLC are Charles Royce, John Diederich, Mark Fetting, Raymond Mason, John Denneen, Legg Mason, Inc. and Peter Bain. Includes 210,000 shares issuable upon exercise of warrants that are now exercisable.

(15)
As reported in the Schedule 13G/A filed with the SEC on February 13, 2008 by Talon Opportunity Partners, L.P., Talon Opportunity Managers, L.L.C. and Talon Asset Management, LLC. The business address of each of these entities is One North Franklin, Suite 900, Chicago, Illinois 60606. Talon Opportunity Partners, L.P., Talon Opportunity Managers, L.L.C., the general partner of Talon Opportunity Partners, L.P. and Talon Asset Management, LLC, the Manager of Talon Opportunity Managers. L.L.C., have shared voting power and shared dispositive power with respect to 514,000 shares and 80,000 shares underlying warrants that are now exercisable. The shares reported herein by Talon Asset Management, LLC are held on behalf of Talon Opportunity Partners, L.P., as manager of Talon Opportunity Managers, L.L.C., the general partner of Talon Opportunity Partners, L.P. From time to time, Talon Opportunity Partners, L.P. may make distributions of partnership income to limited partners, none of which has an interest relating to more than 5% of the class. The Schedule 13G does not disclose the natural persons that would be deemed the control persons of Talon Asset Management, LLC. Based on a Form ADV filed by Talon Asset Management, LLC with the SEC on March 4, 2008, the control persons of Talon Asset Management, LLC are Terry Diamond, Alan Wilson, Barbara Rumminger, Sophia Erskine, Edwin Ruthman, William Wolf, Bruce Beerbower, Talon Asset Management Inc., Diamond JJJD Enterprises, LLC, David Kelson, Evan Dreyfuss, Janice Coker, Brian Washkoviak, Jamie Schwartz, John Diamond and Jennifer Diamond. Includes 80,000 shares issuable upon exercise of warrants that are now exercisable.

(16)
As reported in a Schedule 13G filed with the SEC on March 18, 2008 by North Star Investment Management Corp and Peter G. Contos II. The business address of North Star Investment Management Corp. is 20 North Wacker Drive, Suite 1416, Chicago, Illinois 60606. North Star Investment Management Corp. has sole voting and dispositive power over the shares.

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

The holders of the majority of these shares are entitled to make up to two demands that we register these shares and any warrants they may own, pursuant to an agreement signed on January 31, 2006. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which their shares of common stock are released from escrow, which will be January 31, 2009. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements. These shares may also be eligible for resale after they are released from escrow pursuant to Rule 144 under the Securities Act of 1933, as amended.

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

Our initial stockholders purchased an aggregate of 166,667 units in the private placement. The shares and warrants comprising such units may be sold, assigned or transferred by them now that we have consummated the acquisition, subject to applicable securities laws. The holders of a majority of the units purchased in the private placement are entitled to make up to two demands that Highbury register the shares, warrants and shares underlying the warrants comprising such units at any time. In addition, the initial stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed by Highbury. We will bear the expenses incurred in connection with the filing of any of the foregoing registration statements. The 166,667 shares purchased in the private placement contemporaneously with the initial public offering may also be eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

Office Services Agreement

Commencing on January 25, 2006, Berkshire Capital made available to us such office space and certain general and administrative services as we required from time to time. We paid Berkshire Capital $7,500 per month for these services. On November 30, 2006, we replaced this agreement with an office services agreement with Berkshire Capital. The office services agreement provided for a monthly fixed fee for office services of $7,500. On October 31, 2007, we entered into a new office services agreement with Berkshire Capital which replaced the office services agreement entered into between us and Berkshire Capital on November 30, 2006. The office services agreement provides for a monthly fixed fee of $10,000 for office and secretarial services including use and access to our office in Denver, Colorado and those other office facilities of Berkshire Capital as we may reasonably require. In addition, certain employees of Berkshire Capital will provide us with financial reporting support on a daily basis. The term of the agreement is indefinite. Either party may terminate the office service agreement at any time with six months’ notice to the other party. R. Bruce Cameron, our Chairman of the Board, Richard S. Foote, our President, Chief Executive Officer and Director, and R. Bradley Forth, our Executive Vice President, Chief Financial Officer and Secretary are employees or equity owners of Berkshire Capital. As a result of these affiliations, these individuals will benefit from the transaction to the extent of their interest in Berkshire Capital. However, this arrangement is solely for our benefit and is not intended to provide any of our executive officers compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Denver, Colorado metropolitan area, that the fee charged by Berkshire Capital is at least as favorable as we could have obtained from an unaffiliated third party. This agreement was ratified in accordance with our Related Person Policy described below.

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

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors has adopted certain written policies and procedures for the review, approval and ratification of related person transactions, which we refer to as our Related Person Policy. Among other things, our Related Person Policy provides that any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest, must be reported to our board of directors prior to the consummation or amendment of the transaction. A related person, as defined in our Related Person Policy, means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of our voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. Our board of directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the board, including (if applicable) but not limited to: the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The board of directors may approve only those related person transactions that are in, or are not inconsistent with, the best interests of us and of our stockholders, as the board determines in good faith. At the beginning of each fiscal year, the board will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months. The Board will consider all of the relevant facts and circumstances and will determine if it is in the best interests of us and our stockholders to continue, modify or terminate these related person transactions.

The transactions described in this Item under the caption “--Share Issuances to Initial Stockholders” were not approved or ratified in accordance with our Related Person Policy, which was not in effect at the time such transactions were consummated. Because all of our directors had an interest in such transactions, it was not possible to have them approved or ratified by disinterested directors.

Independence of Directors

Highbury currently does not have, and is not required to have, a majority of independent directors. Should Highbury decide to list on a securities exchange, we will be required to adhere to the independence requirements of that exchange. We believe that only one of our current three directors, Mr. Riordan, would meet the independence requirements applicable to companies listed on Nasdaq, including those applicable to audit, compensation and nominating committee members. Our other two directors, Messrs. Cameron and Foote, would not meet the director independence requirements of Nasdaq. Highbury’s entire board of directors, including Messrs. Cameron and Foote who are not independent directors, carries out the functions customarily undertaken by audit, compensation and nominating committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of J.H. Cohn LLP, or Cohn, which we retained on January 24, 2008, currently acts as our principal accountant. Cohn managed and supervised the audit of our financial statements for the 2007 fiscal year and is exclusively responsible for the opinion rendered in connection with its audit. We have not paid any fees to Cohn for services that fall under the categories “Audit Related Fees” or “All Other Fees,” as such categories are defined in the rules promulgated by the SEC.

The firm of Goldstein Golub Kessler LLP, or GGK, acted as our principal accountant from our inception through January 23, 2008, at which time we were notified that the partners of GGK became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement. As reported on a Current Report on Form 8-K filed on January 28, 2008 with the SEC, on January 23, 2008, we dismissed GGK as our principal accountant and declined to appoint McGladrey & Pullen LLP as its replacement due to a potential conflict of interest. Through September 30, 2005 GGK had a continuing relationship with American Express Tax and Business Services Inc., or TBS, from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc., or RSM. GGK had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination of our financial statements for the 2005 and 2006 fiscal years. We did not pay any fees to GGK or RSM for services that fall under the categories “Audit Related Fees” or “All Other Fees,” as such categories are defined in the rules promulgated by the SEC.

The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

During the fiscal year ended December 31, 2007, we incurred $97,817 in fees from GGK for services provided in connection with our Quarterly Reports on Form 10-Q for the first three quarters of the 2007 fiscal year, filing of registration statements, our proxy filing for the annual shareholder meeting and consultation regarding accounting for potential acquisition transactions.

During the fiscal year ended December 31, 2006, we incurred $221,598 in fees for services provided principally in connection with our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, our Quarterly Reports on Form 10-QSB for the first three quarters of the 2006 fiscal year, our proxy filings in connection with the acquisition consummated on November 30, 2006 and the financial statements included in the Current Report on Form 8-K filed following the consummation of the acquisition.

We expect to incur approximately $115,000 in fees from Cohn for services provided in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Tax Fees

In 2007, we paid RSM $28,025 in connection with the preparation of our 2006 tax returns and tax consultation. In 2006, we paid RSM $2,500 in connection with the preparation of our 2005 tax returns.

Pre-Approval of Fees

Our full board of directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the board of directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements:

Index to Financial Statements

Highbury Financial Inc.
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2007 and December 31, 2006
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and for the period from July 13, 2005 (inception) through December 31, 2005
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006 and for the period from July 13, 2005 (inception) through December 31, 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period from July 13, 2005 (inception) through December 31, 2005
Notes to Consolidated Financial Statements

U.S. Mutual Fund Business of ABN AMRO Asset Management Holdings, Inc.
Report of Independent Auditors
Combined Statements of Financial Condition as of December 31, 2005 and 2004
Combined Statements of Operations for years ended December 31, 2005, 2004 and 2003
Combined Statements of Changes in Owner’s Equity for years ended December 31, 2005, 2004 and 2003
Combined Statements of Cash Flows for years ended December 31, 2005, 2004 and 2003
Notes to Combined Financial Statements

Report of Independent Auditors
Combined Statement of Financial Condition as of November 30, 2006
Combined Statement of Operations for the 11 months ended November 30, 2006
Combined Statement of Changes in Owner’s Equity for the 11 months ended November 30, 2006
Combined Statement of Cash Flows for the 11 months ended November 30, 2006
Notes to Combined Financial Statements

2. Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3. Exhibits:

The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1(1)	Restated certificate of incorporation.

3.2(2)	By-laws.

4.1(2)	Specimen Unit Certificate.

4.2(2)	Specimen Common Stock Certificate.

4.3(2)	Specimen Warrant Certificate.

4.4(2)	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.

4.5(2)	Unit Purchase Option.

10.1(2)	Subscription Agreement between the Registrant and R. Bruce Cameron.

10.2(2)	Subscription Agreement between the Registrant and Richard S. Foote.

10.3(2)	Subscription Agreement between the Registrant and R. Bradley Forth.

10.4(2)	Subscription Agreement between the Registrant and The Hillary Appel Trust.

Exhibit No.	Description
10.5(2)	Subscription Agreement between the Registrant and The Catey Lauren Appel Trust.

10.6(2)	Subscription Agreement between the Registrant and Broad Hollow LLC.

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

10.13(3)	Side Letter Agreement, dated as of April 20, 2006, by and among Registrant, Aston Asset Management LLC and Veredus Asset Management LLC.

10.14(3)	Side Letter Agreement, dated as of April 20, 2006, by and among Registrant, Aston Asset Management LLC and River Road Asset Management LLC.

10.15(1)	Side Letter Agreement, dated as of November 30, 2006, by and among Registrant, Aston Asset Management LLC and Montag & Caldwell, Inc.

10.16(3)	Side Letter Agreement, dated as of April 20, 2006, by and among Registrant, Aston Asset Management LLC and ABN AMRO Asset Management Holdings, Inc.

10.17(3)	Amended and Restated Limited Liability Company Agreement of Aston Asset Management LLC, dated as of April 20, 2006.

10.18(4)	Credit Agreement, dated as of November 9, 2006, between City National Bank and Registrant.

10.19(1)	Office Service Agreement, between Registrant and Berkshire Capital, dated November 30, 2006.

10.20(1)	Promissory Note issued by Aston in favor of Registrant, dated November 30, 2006.

10.21(2)	Administrative, Compliance and Marketing Services Agreement, dated as of September 1, 2006, between ABN AMRO Asset Management, Inc., and Aston Asset Management LLC.

10.22(2)	Form of Investment Advisory Agreement, between the Aston Funds and Aston Asset Management LLC.

10.23(5)	Letter Agreement, dated February 2, 2007, by and between Registrant and Berkshire Capital Securities LLC.

10.24(6)	First Amendment to Credit Agreement, dated as of October 31, 2007, between City National Bank and Registrant.

10.25(6)	Office Service Agreement, between Registrant and Berkshire Capital, dated October 31, 2007.

10.26(5)	Amendment to Unit Purchase Option, dated December 15, 2006, by and between Registrant and ThinkEquity Partners LLC.

10.27(5)	Amendment to Unit Purchase Option, dated December 15, 2006, by and between Registrant and EarlyBirdCapital, Inc.

10.28(5)	Amended and Restated Warrant Clarification Agreement, dated December 15, 2006, by and between Registrant and Continental Stock Transfer and Trust Company.

21.1(5)	Subsidiaries of Registrant

Exhibit No.	Description
23.1	Consent of J.H. Cohn LLP*

23.2	Consent of Goldstein Golub Kessler LLP*

23.3	Consent of Ernst & Young LLP*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive and Financial Officers 18 U.S.C. 1350.*

* Filed herewith.

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 6, 2006.

(2)	Incorporated by reference from our Registration Statement on Form S-1 (SEC File No. 333-127272).

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 21, 2006.

(4)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.

(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 23, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 5, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBURY FINANCIAL INC.

By:	/s/ Richard S. Foote
Richard S. Foote President and Chief Executive Officer

Date: March 27, 2008

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ R.Bruce Cameron	Chairman of the Board	March 27, 2008
R. Bruce Cameron

/s/ Richard S. Foote	President and Chief Executive Officer and Director (principal executive officer)	March 27, 2008
Richard S. Foote

/s/ R. Bradley Forth	Executive Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)	March 27, 2008
Bradley Forth

/s/ Aidan J. Riordan	Director	March 27, 2008
Aidan J. Riordan

HIGHBURY FINANCIAL INC. AND SUBSIDIARY

Index to Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets at December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and for the period from July 13, 2005 (inception) through December 31, 2005	F-5
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007 and 2006 and for the period from July 13, 2005 (inception) through December 31, 2005	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006 and for the period from July 13, 2005 (inception) through December 31, 2005	F-7
Notes to Consolidated Financial Statements	F-8

U.S. Mutual Fund Business of ABN AMRO Asset Management Holdings, Inc.

Report of Independent Registered Public Accounting Firm	F-25
Combined Statements of Financial Condition as of December 31, 2005 and 2004	F-26
Combined Statements of Operations for the years ended December 31, 2005, 2004 and 2003	F-27
Combined Statements of Changes in Owner’s Equity for the years ended December 31, 2005, 2004 and 2003	F-28
Combined Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-29
Notes to Combined Financial Statements	F-30

Report of Independent Registered Public Accounting Firm	F-35
Combined Statement of Financial Condition as of November 30, 2006	F-36
Combined Statement of Operations for the 11 months ended November 30, 2006	F-37
Combined Statement of Changes in Owner’s Equity for the 11 months ended November 30, 2006	F-38
Combined Statement of Cash Flows for the 11 months ended November 30, 2006	F-39
Notes to Combined Financial Statements	F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Highbury Financial Inc.

We have audited the accompanying consolidated balance sheet of Highbury Financial Inc. and Subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highbury Financial Inc. and Subsidiary as of December 31, 2007, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

J. H. COHN LLP
New York, New York
March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Highbury Financial Inc.

We have audited the accompanying consolidated balance sheet of Highbury Financial Inc. and Subsidiary as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and the period from July 13, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highbury Financial Inc. and Subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended and the period from July 13, 2005 (inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
March 21, 2007

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$7,276,545	$6,248,705
Investments	4,635,507	—
Accounts receivable	3,502,142	3,646,422
Prepaid expenses	270,086	221,220
Other current assets	—	13,670
Total current assets	15,684,280	10,130,017

Other Assets
Fixed assets, net	991,260	573,534
Identifiable intangibles	25,270,000	26,753,000
Goodwill	7,046,412	9,673,412
Deferred income taxes	952,209	87,276
Other long-term assets	169,464	150,000
Total other assets	34,429,345	37,237,222

Total assets	$50,113,625	$47,367,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,549,216	$2,269,470
Income taxes payable	97,758	242,089
Total current liabilities	4,646,974	2,511,559

Deferred rent	844,980	—
Total Liabilities	5,491954	2,511,559

Minority interest	840,000	626,901

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value, authorized 50,000,000 shares; 9,527,000 shares issued and outstanding	953	953
Additional paid-in capital	55,393,484	56,693,484
Accumulated deficit	(11,612,766)	(12,465,658)
Total stockholders’ equity	43,781,671	44,228,779
Total liabilities and stockholders’ equity	$50,113,625	$47,367,239

See Notes to Consolidated Financial Statements

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Consolidated Statements of Operations

	For the Year Ended Dec. 31,		Period from July 13, 2005 (inception) to
	2007	2006	December 31, 2005

Revenue	$42,063,995	$3,828,100	$—

Operating expenses
Distribution and sub-advisory costs	19,857,033	1,796,910	—
Compensation and related expenses	6,643,587	21,109,331	—
Depreciation and amortization	222,114	—	—
Impairment of intangibles	4,110,000	—	—
Other operating expenses	5,727,206	1,162,875	2,452
Total operating expenses	36,559,940	24,069,116	2,452

Operating income (loss)	5,504,055	(20,241,016)	(2,452)

Other income
Interest income	458,105	1,744,907	—
Investment loss	(121,300)	—	—
Total other income	336,805	1,744,907	—

Income (loss) before minority interest	5,840,860	(18,496,109)	(2,452)

Minority interest in net income (loss) of subsidiary	4,489,176	(6,647,715)	—

Income (loss) before provision for income taxes	1,351,684	(11,848,394)	(2,452)

Provision for income taxes	498,792	614,812	—

Net income (loss)	$852,892	$(12,463,206)	$(2,452)

Weighted average shares outstanding, basic	9,527,000	9,045,773	1,725,000
Net income (loss) per share, basic	$0.09	$(1.38)	$(0.00)

Weighted average shares outstanding, diluted	10,752,904	9,045,773	1,725,000
Net income (loss) per share, diluted	$0.08	$(1.38)	$(0.00)

See Notes to Consolidated Financial Statements

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Sale of 1,725,000 shares of common stock to initial stockholders on August 1, 2005 at $0.0145 per share	1,725,000	$173	$24,827	$—	$25,000

Net loss (for the period from July 13, 2005 (inception) through December 31, 2005)	—	—	—	(2,452)	(2,452)

Balance at December 31, 2005	1,725,000	173	24,827	(2,452)	22,548

Sale of 166,667 units in a private placement	166,667	17	999,985	—	1,000,002

Sale of 7,743,333 units, net of underwriters’ discount and offering expenses	7,743,333	774	42,777,533	—	42,778,307

Proceeds from issuance of underwriters’ purchase option	—	—	100	—	100

Proceeds distributed upon conversion (108,000 shares)	(108,000)	(11)	(618,961)	—	(618,972)

Increase in capital related to grant of interest in Aston	—	—	13,510,000	—	13,510,000

Net loss	—	—	—	(12,463,206)	(12,463,206)

Balance at December 31, 2006	9,527,000	953	56,693,484	(12,465,658)	44,228,779

Repurchase of underwriters’ purchase option	—	—	(1,300,000)	—	(1,300,000)

Net income	—	—	—	852,892	852,892

Balance at December 31, 2007	9,527,000	$953	$55,393,484	$(11,612,766)	$43,781,671

See Notes to Consolidated Financial Statements

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31, 2007	Year Ended December 31, 2006	Period from July 13, 2005 (inception) to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$852,892	$(12,463,206)	$(2,452)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	222,114	—	—
Deferred taxes	(864,933)	(87,276)	—
Interest income accrued	(120,848)	—	—
Investment losses	121,300	—	—
Expenses related to grant of minority interest in Aston	—	20,784,615	—
Minority interest in net income (loss) of subsidiary	4,489,176	(6,647,715)	—
Deferred rent	322,620	—	—
Impairment charge	4,110,000	—	—
Changes in operating assets and liabilities
(Increase) decrease in :
Accounts receivable	144,280	(3,646,422)	—
Prepaid expenses	(48,866)	(221,220)	—
Other current assets	13,670	(13,670)	—
Other long term assets	—	(150,000)	—
Increase (decrease) in :
Accounts payable and accrued expenses	2,279,746	2,190,576	2,452
Income taxes payable	(144,331)	242,089	—
Net cash provided by (used in) operating activities	11,376,820	(12,229)	—

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(9,932,233)	—	—
Proceeds from sales of investments	5,296,274	—	—
Payment for acquisition	—	(38,600,000)	—
Receipt of cash for working capital in acquisition	—	3,500,000	—
Payment of costs of the acquisition	(19,464)	(1,782,869)	—
Purchase of property and equipment	(117,480)	(40,634)	—
Net cash used in investing activities	(4,772,903)	(36,923,503)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of underwriters’ purchase option	(1,300,000)	—	—
Distributions paid to minority interest holders	(4,276,077)	—	—
Proceeds from sale of shares of common stock	—	47,460,000	25,000
Proceeds from issuance of option	—	100	—
Proceeds from notes payable, stockholders	—	—	70,000
Payments of notes payable, stockholders	—	(70,000)	—
Payment of costs of public offering	—	(2,944,987)	(58,098)
Payment of deferred underwriting fees	—	(678,606)	—
Payment to shareholder electing conversion	—	(618,972)	—
Net cash provided by (used in) financing activities	(5,576,077)	43,147,535	36,902

Net increase in cash and cash equivalents	1,027,840	6,211,803	36,902

Cash and cash equivalents - beginning of year	6,248,705	36,902	—

Cash and cash equivalents - end of year	$7,276,545	$6,248,705	$36,902

Supplemental schedule of non-cash financing and investing activities:

Accrual of costs of public offering	$—	$—	$425,394
Accrual of acquisition costs	—	76,443	—
Leasehold improvements paid by landlord	522,360	—	—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,508,055	$462,146	$—

See Notes to Consolidated Financial Statements

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.	Business and Summary of Significant Accounting Policies

Organization and Nature of Operations

Highbury Financial Inc. (“Highbury” “We” or the “Company”) is an investment management holding company providing permanent capital solutions to mid-sized investment management firms. We pursue acquisition opportunities and seek to establish accretive partnerships with high quality investment management firms. Highbury’s strategy is to provide permanent equity capital to fund buyouts from corporate parents, buyouts of founding or departing partners, growth initiatives, or exit strategies for private equity funds. This strategy includes leaving material equity interests with management teams to align the interests of management and our shareholders and, in general, does not include integrating future acquisitions, although we may execute add-on acquisitions for our current or future affiliates. We seek to augment and diversify our sources of revenue by asset class, investment style, distribution channel, client type and management team.

The financial statements include the accounts of Highbury and its majority-owned subsidiary, Aston Asset Management LLC (“Aston”). We were incorporated in Delaware on July 13, 2005. On November 30, 2006, Highbury and Aston completed the acquisition of the U.S. mutual fund business of ABN AMRO Asset Management Holdings, Inc. (“AAAMHI”) from AAAMHI and certain of its affiliates. See Note 3 for additional information. Until November 30, 2006, Highbury was a corporation in the development stage. Upon the completion of the acquisition, the Company ceased to be a development stage corporation.

Aston’s total assets under management were $5.1 billion and $5.7 billion as of December 31, 2007 and 2006, respectively. Aston provides investment advisory services to the Aston Funds, a Delaware business trust which includes a family of 27 and 19 no-load, open-end mutual funds with approximately $5.0 billion and $5.5 billion in client assets as of December 31, 2007 and 2006, respectively. Aston’s mutual fund platform is built upon providing advisory, sales, marketing, compliance and operating resources to mutual funds using sub-advisers that produce institutional quality investment products. Aston also has a separate account management platform with approximately $145 million and $199 million of assets under management as of December 31, 2007 and 2006, respectively.

The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Highbury and Aston, in which the Company has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Highbury owns 65% of Aston and is its manager member. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses, including compensation, while the remaining portion of revenue is allocable to the Company and the other members, with a priority to Highbury. The portion of the income of Aston allocated to owners other than Highbury (eight individuals collectively referred to herein as the “Management Members”) is included in minority interest in the consolidated statements of operations. Minority interest in the consolidated balance sheets includes capital and undistributed income owned by the Management Members of Aston. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes, including identifiable intangible assets and goodwill, liabilities for losses and contingencies and income taxes. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including money market mutual funds, with original maturities of three months or less to be cash equivalents. Certain cash accounts are maintained at large financial institutions and, at times, may exceed federally insured limits.

Investments

In 2007, the Company elected to adopt early the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Company carries its investments in government securities, primarily 6-month Treasury bills and its investments in certain mutual funds managed by Aston, invested as initial seed capital, at fair value based on quoted market prices. The Company reflected interest paid and accrued on Treasury bills in interest income and changes in fair value of mutual funds, $7,264 realized and $(128,564) unrealized for 2007, in Investment income.

At December 31, 2007, investments consist of the following:

U. S. Treasury bills	$3,064,071
Aston mutual funds	1,571,436
$4,635,507

Restricted Cash

Under the terms of the letter of credit provided to the lessor in connection with Aston’s lease agreement, the Company is required to maintain $150,000 on deposit with the bank, which is included in other long-term assets.

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

Under the terms of Highbury’s credit facility (Note 8), these fixed assets are pledged as collateral for borrowings under the credit facility.

Acquired Client Relationships, Goodwill and Impairment Charge

The purchase price and the capitalized transaction costs incurred in connection with the acquisition have been allocated based on the fair value of the assets acquired, which is primarily the acquired mutual fund advisory contract. In determining the allocation of the purchase price to the acquired mutual fund advisory contract, Highbury has analyzed the present value of the acquired business’ mutual fund advisory contract based on a number of factors including: the acquired business’ historical and potential future operating performance; the historical and potential future rates of new business from new and existing clients and attrition among existing clients; the stability and longevity of existing advisory and sub-advisory relationships; the acquired business’ recent, as well as long-term, investment performance; the characteristics of the acquired business’ products and investment styles; the stability and depth of the management team; and the acquired business’ history and perceived franchise or brand value.

The Company has determined that the acquired mutual fund advisory contract meets the indefinite life criteria outlined in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), because the Company expects both the contract and the cash flows generated by the contract to continue indefinitely due to the likelihood of continued renewal at little or no cost. However, the mutual funds’ trustees or directors may terminate the mutual fund advisory contract at any time upon written notice for any reason. The Company does not amortize this intangible asset, but instead assesses, each reporting period, whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the Company determines the indefinite life criteria are no longer met, the Company will amortize the asset over its remaining useful life. The Company reviews this asset for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded intangible asset may be impaired. If Highbury concludes that the carrying value of the asset exceeds its fair value, an impairment loss will be recorded in an amount equal to any such excess.

The excess of purchase price for the acquisition over the fair value of net assets acquired, including the acquired mutual fund advisory contract, is reported as goodwill. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess.

The Company recorded an impairment charge of $4,110,000 in the fourth quarter of 2007 as a result of net asset outflows from the Aston Funds and recent negative market performance.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes reflect the expected future tax consequences of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance may be established when necessary to reduce deferred tax assets to the amount expected to be realized.

Minority Interest

Highbury owns 65% of Aston and is its manager member. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses, including compensation (the Operating Allocation), while the remaining portion of revenue (the Owners’ Allocation) is allocable to the Company and the other members, with a priority to Highbury. The portion of the income or loss of Aston allocated to owners other than Highbury is included in minority interest in the Consolidated Statements of Operations. Minority interest in the Consolidated Balance Sheets includes capital and undistributed income owned by the Management Members.

Revenue Recognition

The Company, through Aston, earns investment advisory and administrative fees for services provided to the Aston Funds, six money market funds advised by AAAMHI, and a limited number of separately managed accounts. These fees are primarily based on predetermined percentages of the market value of the assets under management and are billed in arrears of the period in which they are earned. These fees are recognized over the period in which services are performed unless facts and circumstances would indicate that collectibility of the fees is not reasonably assured. Expense reimbursements to certain of the Aston Funds in accordance with the advisory agreements are reported as an offset to investment advisory fees and accounts receivable. Substantially all of Aston’s revenues are derived from the Aston Funds for which Aston is the investment advisor. Management has determined that no allowance for doubtful accounts is necessary due to all fees being collected within one month from the date of invoice.

Deferred Rent

The Company recognizes rent on a straight line basis over the life of the lease and records the difference between the amount charged to expense, and the rent paid as deferred rent.

Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these instruments.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”, (“SFAS 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective method. The Statement requires entities to recognize compensation expense for awards of stock options and other share-based payments. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has determined that the Company operates in one business segment, namely as an investment adviser managing mutual funds and separate accounts.

Advertising

Advertising costs are expensed as incurred and amounted to $519,535 and $90,000 for the years ended December 31, 2007 and 2006, respectively, and $0 for the period from July 13, 2005 (inception) through December 31, 2005.

Recent Accounting Pronouncements

The FASB has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no impact on the Company’s results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective in the first quarter of 2008 and establishes a framework for measuring fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2008. The early adoption of SFAS 157 and SFAS 159 has not had a material impact on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for us beginning January 1, 2009 and will apply prospectively. We are currently assessing the potential impact that adoption of SFAS 160 would have on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	Initial Public Offering

The registration statement for the Company’s initial public offering (“Offering”) was declared effective January 25, 2006. The Company consummated the Offering, including full exercise of the over-allotment option, on January 31, 2006 and February 3, 2006, respectively. Simultaneously with the Offering, all of the Company’s stockholders prior to the Offering (the “Initial Stockholders”), including all of the officers and directors of the Company, purchased an aggregate of 166,667 units from the Company in a private placement (the “Private Placement”).

The Company sold 7,910,000 units (“Units”) in the Private Placement and the Offering, which included the 1,010,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), and two redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.00 commencing January 25, 2007 and expiring four years from the effective date of the Offering (January 25, 2010). The Warrants will be redeemable, at the Company’s option, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the Common Stock is at least $8.50 per share for any 20 trading days within a 30 trading-day period ending on the third day prior to the date on which notice of redemption is given. Separate trading of the Common Stock and Warrants underlying the Company’s Units was permitted on February 21, 2006 and commenced on March 1, 2006.

Under the terms of the Warrants, the Company is required to use its best efforts to maintain the effectiveness of the registration statement covering the shares of Common Stock underlying the Warrants. However, the Company is not obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant. The Company entered into an Amended and Restated Clarification Agreement on December 15, 2006, which clarifies that in no event (whether in the case of a registration statement not being effective or otherwise) is the Company required to net cash settle the Warrants. Consequently, the Warrants will expire unexercised and unredeemed if there is not an effective registration statement covering the shares of Common Stock issuable upon exercise of the Warrants.

In connection with the Offering, the Company issued an option, for $100, to the underwriters to purchase 336,667 Units at an exercise price of $7.50 per Unit. The option became exercisable beginning on January 25, 2007 and was to expire on January 25, 2010. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this option was approximately $423,000 ($1.26 per Unit) using a Black-Scholes option pricing model. The fair value of the option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 29.0%, (2) risk-free interest rate of 4.34% and (3) expected life of four years. The option was exercisable for cash or on a “cashless” basis, at the holder’s option, such that the holder could use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the Warrants underlying such Units were exercisable at $6.25 per share. In July 2007, the Company entered into Unit Purchase Option Repurchase Agreements with the underwriters of the Offering pursuant to which the Company repurchased the option from the underwriters for aggregate cash payments of $1,300,000. The unit purchase option was cancelled upon its repurchase.

The Company received proceeds from the Private Placement of $1,000,002 and from the Offering, net of the underwriters’ discount and commissions and offering expenses, of $42,783,580. An amount of $42,616,234 of the net proceeds of the Offering and the Private Placement and $673,333 of compensation for the underwriters of the Offering, which was deferred until the consummation of a business combination (net of approximately $0.11 for each share of common stock converted in connection with the business combination as described below) but which would be forfeited if a business combination was not consummated, was placed in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a business combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds were only invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) have been used to pay for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses of the Company.

The Initial Stockholders agreed to vote their 1,725,000 founding shares of common stock (Note 10), as well as the 166,667 shares of common stock included in the units they purchased in the Private Placement, in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination. After the consummation of the acquisition of U.S. mutual fund business of AAAMHI, these voting safeguards were no longer applicable.

With respect to the business combination which was approved and consummated, any Public Stockholder who voted against the business combination had the right to demand that the Company convert his shares. The per share conversion price was equal to the amount in the Trust Account, net of taxes payable, calculated as of two business days prior to the consummation of the business combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Such Public Stockholders were entitled to receive their per-share interest, net of taxes payable, in the Trust Account computed excluding the shares held by Initial Stockholders.

On April 20, 2006, Highbury and Aston (the “Highbury Entities”), entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with AAAMHI, ABN AMRO Investment Fund Services, Inc. (“AAIFS”), ABN AMRO Asset Management, Inc., (“AAAMI”), Montag & Caldwell, Inc., (“Montag”), Tamro Capital Partners LLC, (“TAMRO”), Veredus Asset Management LLC, (“Veredus”), and River Road Asset Management, LLC, (“River Road” and together with AAAMHI, AAIFS, AAAMI, Montag, TAMRO and Veredus individually referred to as a “Seller” and collectively as “Sellers”) to acquire substantially all of the Sellers’ business of providing investment advisory, administration, distribution and related services to the U.S. mutual funds (the “Target Funds”) specified in the Asset Purchase Agreement. After entering into the Asset Purchase Agreement, Highbury submitted the acquisition for stockholder approval.

The stockholders approved the acquisition at the Company’s annual meeting of stockholders on November 27, 2006, and the acquisition was subsequently consummated on November 30, 2006. The Company used $40,459,312 of the proceeds of the Offering and the Private Placement to consummate the acquisition with the Sellers. In connection with the consummation of the acquisition, the Company converted 108,000 shares to cash for one Public Stockholder at a cost of $618,972, or $5.73 per share. These shares were subsequently retired by the Company. On November 30, 2006, the Company paid the underwriters $678,606, inclusive of the deferred interest, net of taxes payable, and less approximately $11,670 for the shares of common stock which were converted. The Company recorded the deferred underwriting fees payable to the underwriters as an expense of the public offering resulting in a charge directly to stockholders’ equity. See Note 3 for more information about the acquisition.

3.	Acquisition

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

Pursuant to the limited liability company agreement, 72% of the revenue (the “Operating Allocation”) of Aston is used to pay operating expenses of Aston. The remaining 28% of the revenues (the “Owners’ Allocation”) of Aston are allocated to the owners of Aston. The Owners’ Allocation is allocated among the members of Aston according to their relative ownership interests. Currently, 18.2% of total revenue is allocated to Highbury and 9.8% of total revenue is allocated to the Management Members. In the event that Aston’s operating expenses are less than 72% of Aston’s revenue, the additional income is allocated to the Management Members.  From time to time, certain non-cash expenses may be allocated in a different manner by mutual agreement of Highbury and the Management Members.

Highbury’s contractual share of revenues has priority over the distributions to the Management Members in the event Aston’s actual operating expenses exceed the Operating Allocation. As a result, excess expenses first reduce the portion of the Owners’ Allocation allocated to the Management Members until the Management Members’ allocation is eliminated, and then Highbury’s allocation is reduced. Any reduction in the distribution of revenues to be paid to Highbury is required to be paid to Highbury out of any future excess Operating Allocation and the portion of future Owners’ Allocation allocated to the Management Members with interest.

Summary of the Acquisition

On April 20, 2006, Highbury and Aston (“Highbury Entities”) entered into the Asset Purchase Agreement with the Sellers to acquire substantially all of the Sellers’ business of providing investment advisory, administration, distribution and related services to the Target Funds. Upon the consummation of the acquisition on November 30, 2006, the Highbury Entities acquired 100% of the assets necessary to operate the acquired business. Highbury owns a 65% interest in Aston, and eight employees of Aston own the balance of the membership interests. The Highbury Entities did not acquire any research and development assets in the acquisition. The results of the acquired business are included in Highbury’s consolidated statement of operations from December 1, 2006.

Upon the consummation of the acquisition, substantially all of the management and staff of the acquired business were hired by Aston. A senior officer of AAAMHI and three other individuals also joined Aston in connection with the acquisition. In connection with the consummation of the acquisition, Aston entered into agreements with each of the Sellers that previously managed the Target Funds pursuant to which each such Seller now acts as a sub-advisor to the applicable Target Fund. In connection with the consummation of the acquisition, Aston re-branded the Target Funds as the Aston Funds. Pursuant to the Asset Purchase Agreement, the Sellers have agreed not to terminate these agreements prior to November 30, 2011.

Purchase Price Allocation

The Highbury Entities purchased the acquired business from the Sellers for a cash payment of $38,600,000 at the closing. Highbury did not issue any equity interests to the Sellers in connection with the transaction. The purchase price and the other costs of the acquisition of the acquired business are allocated based on the fair value of net assets acquired. In addition to the purchase price, Highbury incurred $1,859,312 of costs directly attributable to the transaction. As such, the total cost of the acquisition was as follows:

Costs of the acquisition:
Purchase price	$38,600,000
Transaction costs	1,859,312
Total costs	$40,459,312

The Company prepared an allocation of the costs of the acquisition in 2006.  During 2007, the Company determined that $2,627,000 more should be allocated to the indefinite-lived identifiable intangibles, and $2,627,000 less should be allocated to goodwill. The original and revised allocations of the fair values of the assets acquired in the acquisition are as follows:

Allocation of assets received in the acquisition:	Original Allocation	Revised Allocation
Identifiable intangibles (mutual fund advisory contract)	$26,753,000	$29,380,000
Goodwill	9,673,412	7,046,412
Working capital (cash)	3,500,000	3,500,000
Receivable from Sellers	301,989	301,989
Fixed assets	230,911	230,911
Total costs	$40,459,312	$40,459,312

The purchase price (i) excludes up to $3.8 million that will be payable if the annualized investment advisory fee revenue generated under investment advisory contracts for the six months prior to the second anniversary of the closing of the acquisition exceeds $41.8 million and (ii) includes up to $3.8 million that will be refundable if the annualized investment advisory fee revenue generated under investment advisory contracts for the six months prior to the second anniversary of the closing of the acquisition is less than $34.2 million. This increase or decrease in consideration will be recorded when the contingency is determinable and additional consideration is receivable or refundable. Highbury will record any additional consideration issued as an additional cost of the acquired entity and such amount will increase the allocation to goodwill. If Highbury receives a refund of amounts paid, the amount refunded will be recorded as a decrease in the cost of the acquired entity and such amount will decrease the allocation to goodwill.

Acquired Assets

The assets acquired in the acquisition were accounted for under the purchase method of accounting and recorded at their fair values at the dates of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as increases in identifiable intangibles and goodwill. The results of operations of the acquired business have been included in the consolidated financial statements beginning as of December 1, 2006.

The Company has determined that the acquired mutual fund advisory contract meets the indefinite life criteria outlined in SFAS No. 142 because the Company expects both the contract and the cash flows generated by the contract to continue indefinitely due to the likelihood of continued renewal at little or no cost. Accordingly, the Company does not amortize this intangible asset, but instead assesses, each reporting period, whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the Company determines the indefinite life criteria are no longer met, the Company will amortize the asset over its remaining useful life. The Company reviews this asset for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded intangible asset may be impaired. If Highbury concludes that the carrying value of the asset exceeds its fair value, an impairment loss will be recorded in an amount equal to any such excess.

The excess of purchase price for the acquisition over the fair value of net assets acquired, including the acquired mutual fund advisory contract, is reported as goodwill. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess.

The balance of the fixed assets acquired are depreciated on a straight-line basis over their useful lives.

For income tax purposes, Highbury expects to amortize $36,426,412 of goodwill and intangibles over a 15-year period. If Highbury is obligated to pay a contingent payment to the Sellers, such amount will increase the allocation to goodwill and will be amortized over a 15-year period for income tax purposes. If Highbury receives a refund of amounts paid, the amount refunded will be recorded as a decrease in the cost of the acquired entity, will decrease the allocation to goodwill and will reduce the balance to be amortized over the remainder of the 15-year period for income tax purposes.

Pro Forma Financial Results

Unaudited pro forma financial results are set forth below, giving consideration to the acquisition, as if the acquisition had occurred as of the beginning of 2006 and as of the beginning of 2005.

	Year Ended December 31,
	2006	2005

Revenue	$42,304,982	$48,927,074
Net loss	(11,707,229)	(20,654,285)
Loss per share - basic and diluted	(1.23)	(2.17)

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

4.	Fixed Assets and Lease Commitments

Fixed assets consisted of the following:

	At December 31,
	2007	2006

Leasehold improvements	$601,666	$33,752
Furniture and fixtures	373,164	357,900
Computer equipment	140,599	123,011
Office equipment	97,945	58,871
	1,213,374	573,534
Accumulated depreciation and amortization	(222,114)	-
Net fixed assets	$991,260	$573,534

Depreciation expense was $222,114 and $0 in 2007 and 2006, respectively. Highbury did not incur any rent expense in 2005. Rent expense in 2007 and 2006, which totaled $369,973 and $32,713 respectively, was solely related to Aston’s operations. Aston currently leases office space for its primary office in Chicago and for two satellite offices in New Jersey and California under various leasing arrangements. The lease for the office in New Jersey will expire in May 2008. The lease for the office in California is on a month-to-month basis. At December 31, 2007, the Company’s aggregate future minimum payments for the Chicago lease, which carries an eleven year term ending January 2017, are payable as follows:

	Required Minimum Payments	Annual Lease Expense
Year ending December 31,
2008	$215,474	$219,174
2009	222,003	219,174
2010	228,533	219,174
2011	235,062	219,174
2012	241,592	219,174
Thereafter	1,031,660	889,302
Total	$2,174,324	$1,985,172

In addition to the base rent, Aston is required to pay its pro rata share of the real estate taxes and operating expenses of its building. The figures in the table above reflect the base annual rent payments and the base annual rent expense on a straight-line basis in accordance with SFAS 13. Under the terms of Aston’s lease, Aston is entitled to an abatement of the base rent and real estate taxes and operating expenses for a period of 11 months at the beginning of the lease term. This abatement period ended in December 2007. Management has estimated that the abatement relating to real estate taxes and operating expenses is approximately $190,000. In addition, the lessor has contributed $522,360 to the construction costs in connection with the build-out of the office space. This construction allowance and the aforementioned abatement of the real estate taxes and operating expenses has been recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease in accordance with SFAS 13. The amortization of these deferred rent amounts are not included in the annual rent expense schedule above. Also, Aston has an option to extend the lease under the same terms and conditions for a single additional five-year period.

5.	Benefit Plans

In 2006, Aston established a qualified defined contribution retirement plan covering substantially all of its full-time employees. Under the plan, Aston is able to make discretionary contributions for the benefit of qualified plan participants up to IRS limits. The expense related to Aston’s plan for the years ended 2007 and 2006 was $319,979 and $1,200, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	At December 31,
	2007	2006
Payable to sub-advisors	$1,173,769	$1,556,961
Payable to brokers	455,987	239,949
Payable to minority interest	965,500	—
Accrued compensation payable	1,072,280	—
Accrued professional fees	473,507	—
Other payables	408,173	472,560
	$4,549,216	$2,269,470

7.	Notes Payable, Stockholders

In August 2005, the Company sold unsecured promissory notes in the aggregate amount of $70,000 to all of its Initial Stockholders. The notes were non-interest-bearing and were repaid immediately following the consummation of the Offering from the net proceeds of the Offering.

8.	Credit Facility

Highbury has available a credit agreement with City National Bank expiring on October 31, 2008. The credit facility provides for a revolving line of credit of up to $12,000,000 which will be used for working capital, general corporate purposes and repurchases of the Company’s outstanding securities, if appropriate.

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

The credit facility is secured by all of the Company’s assets and contains customary and appropriate affirmative and negative covenants for financings of its type (subject to customary exceptions). The financial covenants include a maximum total leverage ratio (including debt from all sources) of 5.0x Adjusted EBITDA, although borrowings under the credit agreement are limited to 2.0x Adjusted EBITDA, and incorporate a minimum fixed charge coverage ratio of 1.25x and a minimum net worth of $20 million. Other covenants will, among other things, limit our ability to incur liens or other encumbrances, make certain investments, dispose of assets, enter into mergers or acquisitions and incur indebtedness.

There were no borrowings outstanding under this facility at any point in 2007 or 2006, including at December 31, 2007 or 2006. Highbury has maintained compliance with the applicable covenants of this facility.

9.	Commitments and Contingencies

a.  The Asset Purchase Agreement provides for a contingent adjustment payment payable in cash shortly after the second anniversary of the closing of the acquisition. In the event the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Target Funds or any other funds advised by Aston and sub-advised by the Sellers for the six months prior to the second anniversary of the date of the closing of the acquisition, or the Target Revenue:

•	exceeds $41.8 million, Aston and Highbury will collectively pay to AAAMHI the difference between the Target Revenue and $41.8 million, up to a total aggregate payment of $3.8 million; or
•	is less than $34.2 million, AAAMHI will pay to Aston and Highbury the difference between the $34.2 million and the Target Revenue, up to a total aggregate payment of $3.8 million.

The future annualized revenue will be determined based on the definition of “Approved Target Funds” which includes the existing funds and new funds or classes of funds which are advised by Aston and sub-advised by the Sellers. As a result, in the event that Highbury were to acquire other mutual fund investment managers and the trustees of those mutual funds were to retain sub-advisers affiliated with the Sellers, such revenues would be included in the calculation of the future annualized revenue. For the six-month period ended December 31, 2007 the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Target Funds was $34.8 million. As such, Highbury has not accrued any liability for this contingency.

b.  The Company presently occupies office space provided by Berkshire Capital Securities, LLC, an affiliate of several of our Initial Stockholders. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company had agreed to pay such affiliate $7,500 per month for such services commencing on January 26, 2006. The Company agreed to increase this payment to $10,000 per month effective November 1, 2007. The statements of operations for the years ended December 31, 2007 and 2006 include $95,000 and $83,952 related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

c.  The Initial Stockholders are entitled to registration rights with respect to the shares of common stock and warrants of the Company owned by them. The holders of the majority of the founding shares are entitled to make up to two demands that the Company register these shares and any other warrants or shares of the Company owned by them (excluding the shares purchased in the Private Placement) at any time commencing on the date the founding shares are released from escrow. In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed subsequent to the date the founding shares are released from escrow. The holders of a majority of the units purchased in the Private Placement are entitled to make up to two demands that the Company register the shares, warrants and shares underlying the warrants comprising such units at any time. In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements. The shares purchased in the Private Placement may also be eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

The founding shares have been placed in escrow until the earliest of: (1) January 25, 2009; (2) the Company’s liquidation; and (3) the consummation of a liquidation, merger or stock exchange, stock purchase or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the escrow period, the Initial Stockholders may not sell or transfer their founding shares except among the Initial Stockholders, to their spouses and children or trusts established for their benefit, by virtue of the laws of descent and distribution upon the death of any Initial Stockholder or pursuant to a qualified domestic relations order, but the Initial Stockholders retain all other rights as stockholders, including, without limitation, the right to vote their shares and receive cash dividends, if declared.

d. Highbury and Aston are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or Aston. Highbury and Aston establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management is not aware of any claims, legal proceedings and other contingencies that could result in a loss to Highbury or Aston. As such, no contingencies have been accrued.

10.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2007, no shares of preferred stock have been issued.

Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.0001 per share. The Company’s Initial Stockholders purchased 1,500,000 common shares for $25,000 on August 1, 2005. On January 13, 2006, the Board of Directors authorized a stock dividend of 0.15 shares of common stock for each share of common stock outstanding, bringing the initial outstanding shares to 1,725,000. All references in the accompanying consolidated financial statements to the number of shares of stock outstanding have been retroactively restated to reflect the stock dividend. The Company sold 7,910,000 Units in the Private Placement and the Offering, which included all of the 1,010,000 Units subject to the underwriters’ over-allotment option. Included in these Units were one share of common stock and two warrants to purchase shares of common stock. In connection with the consummation of the acquisition, the Company repurchased 108,000 shares from one Public Stockholder. As of December 31, 2007 and 2006, 9,527,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Common Stock Commitments

At December 31, 2007 and 2006, 15,820,000 shares of common stock, excluding the underwriters’ unit purchase option discussed below, were reserved for issuance upon exercise of redeemable Warrants. All of the Warrants have an exercise price of $5.00 and will expire on January 25, 2010.

At December 31, 2006, 1,010,001 shares of common stock were reserved for issuance upon exercise of the underwriters’ unit purchase option. Upon exercise of the underwriters’ unit purchase option, the underwriters were to receive 336,667 Units, each of which would have included one share of common stock and two warrants to purchase shares of common stock. In July 2007, the Company repurchased the option from the underwriters for $1,300,000 and the unit purchase option was cancelled upon its repurchase.

11.	Economic Dependency

Relationships with a limited number of clients account for a significant majority of Highbury’s revenue. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management, is comprised of 27 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 27 funds, the Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund contribute approximately 36% and 18% of the revenues of Aston, respectively. Additionally, as of December 31, 2007, approximately 20% of our assets under management and 23% of our revenues are generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. These various client concentrations leave Highbury vulnerable to any adverse change in the financial condition of any of its major clients. The loss of any of these relationships may have a material adverse impact on the Company’s revenue.

12.	Income Taxes

The provisions for income taxes for the period from July 13, 2005 (inception) through December 31, 2005 and for the years ended December 31, 2006 and 2007 consist of the following:

			July 13, 2005
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,
	2007	2006	2005

Current
Federal	$1,161,142	$614,365	$(148)
State	202,583	87,723	(21)
Valuation allowance	—	—	169
Deferred
Federal	(766,248)	(75,575)	(647)
State	(98,685)	(10,792)	(93)
Valuation allowance	—	(909)	740
	$498,792	$614,812	$—

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes from July 13, 2005 (inception) through December 31, 2005 and for the years ended December 31, 2006 and 2007 as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	July 13, 2005 (inception) to December 31, 2005
Statutory federal income tax rate	34%	(34)%	(34)%
State tax net of federal benefit	4%	(3)%	—
Permanent difference related to grant of 35% interest in Aston	—	42%	—
Other permanent differences	(1)%	—	—
Increase in valuation allowance	—	—	34%
Effective income tax rate	37%	5%	0%

The sources of the net deferred tax assets are as follows:

	December 31, 2007	December 31, 2006

Expenses deferred for income tax purposes	$383,869	$162,265
(Amortization) impairment of intangibles	568,340	(74,989)
Net deferred income tax assets	$952,209	$87,276

13.	Earnings (Loss) Per Share

The calculation of basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The following is a reconciliation of the numerator and denominator used in the calculation of earnings (loss) per share available to common stockholders:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$852,892	$(12,463,206)	$(2,452)

Denominator:
Average shares outstanding - basic	9,527,000	9,045,773	1,725,000
Effect of dilutive instruments: Warrants	1,225,904	-	-
Average shares outstanding - diluted	10,752,904	9,045,773	1,725,000

As of December 31, 2006, the Company’s dilutive instruments outstanding include 15,820,000 Warrants which became exercisable after January 25, 2007 and 336,667 Units included in the underwriters’ purchase option. As of December 31, 2007 the Company’s dilutive instruments outstanding include only the 15,820,000 Warrants. There are no effects of dilutive instruments included in the 2005 calculation because the Warrants were not issued and outstanding until after the Offering in January 2006. There are no effects of dilutive instruments included in the 2006 calculation because the Company had a net loss, primarily resulting from the compensation charge related to the grant of a minority interest in Aston, and the effect of the Warrants would be anti-dilutive. If the Company had generated net income in 2006, the dilutive effect of the Warrants would have increased average shares outstanding - diluted by 193,260 to 9,239,033. The dilutive effect of the Warrants is calculated using the treasury stock method and the average share price during the period. The Warrants are described in more detail in Note 2.

14.	Related Person Transactions

Highbury’s Board of Directors has adopted certain policies and procedures for the review, approval and ratification of related person transactions, which the Company refers to as the Related Person Policy. Among other things, the Related Person Policy provides that any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Highbury (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest, must be reported to the Company’s Board of Directors prior to the consummation or amendment of the transaction. A related person, as defined in the Related Person Policy, means any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of Highbury’s voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. The Company’s Board of Directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the Board, including (if applicable) but not limited to: the benefits to Highbury; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The Board of Directors may approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Board determines in good faith. At the beginning of each fiscal year, the Board will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months. The Board will consider all of the relevant facts and circumstances and will determine if it is in the best interests of Highbury and its stockholders to continue, modify or terminate these related person transactions.

As of December 31, 2006, Highbury had extended $840,000 through four promissory notes to Aston to fund Aston’s initial formation and operating expenses. Pursuant to Aston’s mutual fund advisory contracts with the Aston Funds, Aston receives its revenue at the beginning of each month for the services provided in the prior month. As such, Aston incurred operating expenses for the month of December 2006 before it received its first revenue from the Aston Funds. The promissory notes accrue interest per annum at a rate equal to the prime lending rate then in effect as reported by JPMorgan Chase on the unpaid principal amount outstanding from time to time. As of December 31, 2006, there was approximately $5,366 in accrued interest on the promissory notes. The principal, and accrued interest thereon, of the notes is subject to mandatory prepayment from all monies allocated as Owners’ Allocation that is payable to the Management Members and all monies allocated as Operating Allocation prior to any distributions by Aston to the Management Members. These notes and the interest income related to the notes have been eliminated in the consolidation of Highbury’s financial results. These notes were repaid in 2007 and no subsequent loans were made.

Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer, is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President, is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer, is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties as such are defined in SFAS No. 57, “Related Party Disclosures” (“SFAS 157”). In 2007, Aston earned advisory fees of $35,977,121 and administrative fees of $4,389,987 from the Aston Funds. These fees, in total, accounted for approximately 96% of Aston’s total revenue in 2007. In 2006, Aston earned advisory fees of $3,337,351 and administrative fees of $432,886 from the Aston Funds. These fees, in total, accounted for approximately 98% of Aston’s total revenue in 2006. As of December 31, 2007 and 2006, the Company’s balance sheet includes accounts receivable of $3,093,885 and $3,559,692, respectively, associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees were earned. There were no similar fees or receivables recorded in connection with this relationship in 2005.

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

The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company had agreed to pay Berkshire Capital $7,500 per month for such facilities and services commencing on January 26, 2006. The Company agreed to increase this payment to $10,000 per month effective November 1, 2007. The statements of operations for the years ended December 31, 2007 and December 31, 2006 include $95,000 and $83,952 related to this agreement, respectively. The agreement is terminable by either party upon six months’ prior notice.

15.	Subsequent Events

Subsequent to the most recent balance sheet date of December 31, 2007, the Company repurchased 1,836,292 warrants for $1,823,046 and 400,372 shares for $1,735,611.

16.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2007 and 2006.

	2007	2007	2007	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$11,055,186	$10,616,247	$10,157,568	$10,234,994
Operating income (loss)	3,055,334	2,393,500	2,278,342	(2,223,121)
Income (loss) before income taxes	1,548,831	1,569,655	1,465,306	(3,232,108)
Net income (loss)	974,899	927,377	892,699	(1,942,083)
Earnings per share - basic (a)	0.10	0.10	0.09	(0.20)
Earnings per share - diluted (a)	0.09	0.07	0.09	(0.20)

	2006	2006	2006	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$—	$—	$—	$3,828,100
Operating loss	(90,153)	(170,521)	(147,469)	(19,832,873)
Income (loss) before income taxes	154,350	306,897	319,353	(12,628,994)
Net income (loss)	97,155	194,082	201,013	(12,955,456)
Earnings per share - basic (a)	0.01	0.02	0.02	(1.35)
Earnings per share - diluted (a)	0.01	0.02	0.02	(1.35)

(a)	The sum of the quarters may not equal the full year per share amounts due to the effect of the weighted average number of shares outstanding during the fiscal years as compared to the quarters.

During the first eleven months of 2006, Highbury had no operations other than its acquisition activities, and its only source of income was interest and investment income earned on cash balances. Upon the consummation of the acquisition on November 30, 2006, Aston began generating operating revenue. In connection with the grant of a 35% interest in Aston to the Management Members, Aston recorded a one-time, non-cash compensation expense of approximately $20.8 million in the fourth quarter of 2006. Highbury recorded an impairment charge related to Aston's advisory contract with the Aston Funds of $4,110,000 in the fourth quarter of 2007 as a result of net asset outflows from the Aston Funds and recent negative market performance.

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

	Year Ended December 31,
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

Years Ended December 31, 2005, 2004, and 2003

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

Revenue Recognition

The Business derives its revenues from investment advisory and administrative services provided to the Funds and a limited number of managed accounts of AAAMHI. Based on the terms of the advisory and administrative agreements in place that set out fees to be earned as a stated percentage of assets under management, advisory and administrative fees are recognized in revenue in the period such services are performed unless facts and circumstances would indicate that collectability of the fees are not reasonably assured. Expense reimbursements to certain of the Funds in accordance with agreements are reported as an offset to investment advisory fees. Such reimbursements totaled $2,106,263, $2,126,553, and $2,337,713 in 2005, 2004, and 2003, respectively.

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

Income Taxes

The Business is a component of AAAMHI and as such was a component of the consolidated income tax return of AAAMHI or an affiliate of AAAMHI for the years presented in these financial statements. However, for the purpose of the preparation of these financial statements, the Business is considered a stand-alone entity, and any required provision for federal and state income taxes has been determined accordingly. The provision for federal and state income taxes is comprised of two components, current and deferred income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial and tax-reporting bases of assets and liabilities and are measured using currently enacted rates and laws. Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not.

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

A reconciliation of the differences between the total income tax provision (benefit) and the amounts computed at the statutory federal tax rate of 35% for the years ended December 31, 2005, 2004, and 2003 is as follows:

	Years Ended December 31
	2005	2004	2003

Income tax provision (benefit) at statutory federal income tax rate	$(8,269,608)	$540,808	$217,033
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	(1,181,372)	77,258	31,005
Valuation allowance adjustment	9,450,980	(618,066)	(248,038)
Provision for income taxes	$—	$—	$—

The current and deferred portion of the total provision for income taxes above was $0 for each of the respective years.

The components of the net deferred tax balances as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$6,560,728	$5,020,085
Goodwill and intangibles	3,107,833	—
Other	36,654	34,150
Less valuation allowance	(9,705,215)	(254,235)
Deferred tax asset, net of valuation allowance	—	4,800,000
Deferred tax liabilities:
Goodwill and intangibles	—	4,800,000
Net deferred taxes	$—	$—

The need for a valuation allowance to reduce federal and state deferred tax assets and net operating losses has been determined as if the Business was a stand-alone entity. As such, management believes it is more likely than not that, these items will not be realized.

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

/s/ Ernst & Young LLP

Ernst & Young LLP
Chicago, Illinois
March 20, 2007

U.S. Mutual Fund Business Of
ABN AMRO Asset Management Holdings, Inc.
Combined Statement of Financial Condition	November 30, 2006

Assets
Cash and cash equivalents	$7,966,323
Advisory and administrative fees receivable	3,480,736
Goodwill	10,518,750
Other intangible assets	22,045,000
Other assets	1,635
Total assets	$44,012,444

Liabilities and owner’s equity
Accounts payable – affiliates	$1,695,851
Accrued compensation and benefits	260,655
Other accrued liabilities	1,641,214
Total liabilities	3,597,720

Owner’s equity	40,414,724
Total liabilities and owner’s equity	$44,012,444

U.S. Mutual Fund Business Of
ABN AMRO Asset Management Holdings, Inc.
Combined Statement of Operations	November 30, 2006

Eleven Months Ended November 30, 2006
Revenues
Advisory fees, net of expense reimbursements	$37,195,210
Administration fees	1,281,672
Total revenues	38,476,882

Operating expenses
Distribution and advisory costs:
Affiliates	21,058,676
Other	7,771,555
Total distribution and advisory costs	28,830,231

Compensation and related expenses	3,999,963
Related party expense allocations	2,405,079
Other operating expenses	1,147,768
Total operating expenses	36,383,041

Operating income	2,093,841
Interest income	314,695
Net income before taxes	2,408,536
Income tax provision	—
Net income	$2,408,536

U.S. Mutual Fund Business Of
ABN AMRO Asset Management Holdings, Inc.
Combined Statement of Changes in Owner’s Equity	November 30, 2006

Eleven Months Ended November 30, 2006
Owner’s equity at January 1, 2006	$38,010,116
Net income	2,408,536
Net transfers to AAAMHI	(3,928)
Owner’s equity at November 30, 2006	$40,414,724

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
Notes to Combined Financial Statements & amp; amp; #160;

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

2.	Summary of Significant Accounting Policies

Principles of Combination

The accompanying combined statements of financial condition, operations, cash flows and owner’s equity of the Business for the eleven months ended November 30, 2006 have been prepared on a carve-out basis (see Note 1).

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

Revenue Recognition

The Business derived its revenues from investment advisory and administrative services provided to the Funds and a limited number of managed accounts of AAAMHI. Based on the terms of the advisory and administrative agreements in place that set out fees to be earned as a stated percentage of assets under management, advisory and administrative fees are recognized in revenue in the period such services are performed unless facts and circumstances would indicate that collectability of the fees are not reasonably assured. Contractual expense reimbursements to certain of the Funds in accordance with agreements are reported as an offset to investment advisory fees. Such reimbursements totaled $2,077,326 for the eleven months ended November 30, 2006.

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

A reconciliation of the differences between the total income tax provision and the amounts computed at the statutory federal tax rate of 35% for the eleven month period ended November 30, 2006, is as follows:

Income tax provision at statutory federal income tax rate	$842,988
Increase (decrease) in taxes resulting from:
State income taxes, net of federal benefit	120,427
Valuation allowance adjustment	(963,415)
Income tax provision	$—

The current and deferred portion of the total provision for income taxes was $0 for the period.

The components of the net deferred tax balances as of November 30, 2006, are as follows:

Deferred tax assets:
Net operating loss carryforwards	$7,100,634
Goodwill	2,005,300
Less valuation allowance	(8,741,801)
Net tax asset, net of valuation allowance	364,133

Deferred tax liabilities:
Intangibles	364,133
Net deferred taxes	$—

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