Form 10-K/A
period 2007-12-31
HIGHBURY FINANCIAL INC
filed 2008-05-02
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A to our Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 (the “Original Filing”), is to amend the second sentence of the second paragraph under the heading “Year ended December 31, 2007 for the Company compared to year ended December 31, 2006 combined results” in the “Results of Operations” section of Item 7. This amendment reflects the recharacterization of reinvested distributions as an “other adjustment” rather than an inflow of client assets.

Other than the amendment described above, no attempt has been made in this Amendment No. 1 on Form 10-K/A to modify or update the disclosures presented in, and it does not reflect events occurring after the filing of, the Original Filing. Therefore, all unamended portions of the Company’s Original Filing remain in effect and have not been amended to reflect events and developments since the original March 28, 2008 filing date. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications in connection with this Amendment No. 1 on Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

In 2007, mutual fund assets under management declined nearly $500 million (8.8%) from just under $5.5 billion at the end of 2006 to approximately $5.0 billion as of December 31, 2007. During this period Aston experienced net client redemptions of approximately $965 million which were partially offset by positive market appreciation and other adjustments, including distributions of income and gains, reinvestments of distributions, and other items, of approximately $486 million. The net client redemptions in 2007 were lower than in 2006 when Aston experienced net client redemptions of approximately $1.1 billion. A significant proportion of Aston’s assets under management are managed in a large cap growth style. We believe the general underperformance of the large cap growth investment style relative to the market has been a factor in the recent high level of client redemptions. Furthermore, we believe investors are concerned about the high level of volatility in equity markets.

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

HIGHBURY FINANCIAL INC.

Dated: May 1, 2008	By:	/s/ Richard S. Foote
Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2008	By:	/s/ R. Bradley Forth
R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Section 302 Certification by CEO.
31.2	Section 302 Certification by CFO.
32	Section 906 Certification by CEO and CFO.