Form 10-Q
period 2008-03-31
HIGHBURY FINANCIAL INC
filed 2008-05-02
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and ”smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of April 21, 2008, 9,126,628 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$5,248,750	$7,276,545
Investments	3,392,612	4,635,507
Accounts receivable	3,263,469	3,502,142
Prepaid expenses	177,325	270,086
Total current assets	12,082,156	15,684,280

Other Assets
Fixed assets, net	944,957	991,260
Identifiable intangibles	25,270,000	25,270,000
Goodwill	7,046,412	7,046,412
Deferred income tax assets	772,532	952,209
Other long-term assets	171,883	169,464
Total other assets	34,205,784	34,429,345

Total assets	$46,287,940	$50,113,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,576,759	$4,549,216
Income taxes payable	188,415	97,758
Total current liabilities	3,765,174	4,646,974

Deferred rent	835,510	844,980
Total Liabilities	4,600,684	5,491,954

Minority interest	840,000	840,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized
1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized
50,000,000 shares; 9,126,628 and 9,527,000
shares issued and outstanding as of March 31, 2008
and December 31, 2007, respectively	913	953
Additional paid-in capital	51,834,830	55,393,484
Accumulated deficit	(10,988,487)	(11,612,766)
Total stockholders’ equity	40,847,256	43,781,671

Total liabilities and stockholders’ equity	$46,287,940	$50,113,625

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$9,279,047	$11,055,186

Operating expenses
Distribution and sub-advisory costs	4,351,403	5,226,124
Compensation and related expenses	1,534,184	1,328,764
Depreciation and amortization	49,059	34,864
Other operating expenses	1,334,468	1,410,100
Total operating expenses	7,269,114	7,999,852

Operating income	2,009,933	3,055,334

Other income
Interest income	54,011	69,686
Investment income (loss)	(178,824)	19,635
Total other income (loss)	(124,813)	89,321

Income before minority interest	1,885,120	3,144,655

Minority interest in net income of subsidiary	860,007	1,595,824

Income before provision for income taxes	1,025,113	1,548,831

Provision for income taxes	400,834	573,932

Net income	$624,279	$974,899

Weighted average shares outstanding, basic	9,261,221	9,527,000
Net income per share, basic	$0.07	$0.10

Weighted average shares outstanding, diluted	9,261,221	11,445,418
Net income per share, diluted	$0.07	$0.09

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

			Additional	Retained Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at December 31, 2006	9,527,000	$953	$56,693,484	$(12,465,658)	$44,228,779
Net income for the period	-	-	-	974,899	974,899
Balance at March 31, 2007	9,527,000	$953	$56,693,484	$(11,490,759)	$45,203,678

Balance at December 31, 2007	9,527,000	$953	$55,393,484	$(11,612,766)	$43,781,671
Redemption of common stock	(400,372)	(40)	(1,735,571)	-	(1,735,611)
Repurchase of warrants	-	-	(1,823,083)	-	(1,823,083)
Net income for the period	-	-	-	624,279	624,279
Balance at March 31, 2008	9,126,628	$913	$51,834,830	$(10,988,487)	$40,847,256

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$624,279	$974,899

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	49,059	34,864
Deferred tax assets	179,677	227,688
Unrealized investment (gain) loss	178,824	(19,635)
Minority interest in net income of subsidiary	860,007	1,595,824
Deferred rent	(9,470)	68,053
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	238,673	42,862
Prepaid expenses	92,761	92,670
Other current assets	-	13,670
Other long-term assets	-	(677)
Increase (decrease) in:
Accounts payable and accrued expenses	(877,393)	835,756
Income taxes payable	90,657	74,244
Net cash provided by operating activities	1,427,074	3,940,218

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(2,000,000)	(2,499,981)
Proceeds from sales of investments	3,064,071	-
Payment of deferred acquisition costs	(2,419)	-
Purchase of property and equipment	(2,756)	(81,923)
Net cash provided by (used in) investing activities	1,058,896	(2,581,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to minority interest holders	(955,070)	-
Redemption of common stock	(1,735,611)	-
Repurchase of warrants	(1,823,084)	-
Net cash used in financing activities	(4,513,765)	-

Net increase (decrease) in cash and cash equivalents	(2,027,795)	1,358,314
Cash and cash equivalents - beginning of period	7,276,545	6,248,705
Cash and cash equivalents - end of period	$5,248,750	$7,607,019

Supplemental schedule of non-cash financing and investing activities:
Leasehold improvements paid by landlord	$-	$522,360

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$130,500	$272,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and March 31, 2007 of Highbury Financial, Inc. and Subsidiary (“Company” or “Highbury”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All intercompany balances and transactions have been eliminated.  Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 28, 2008, includes additional information about Highbury, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Investments

The Company carries its investments in government securities, primarily 6-month Treasury bills and its investments in certain mutual funds managed by its majority owned subsidiary, Aston Asset Management LLC (“Aston”), invested as initial seed capital, at fair value based on quoted market prices. The Company reflected interest paid and accrued on Treasury bills in interest income and changes in fair value of mutual funds, $(178,824) unrealized for the three months ended March 31, 2008, in Investment income.

Investments consist of the following:

	March 31,	December 31,
	2008	2007

U.S. Treasury bills	$-	$3,064,071
Aston mutual funds	3,392,612	1,571,436
	$3,392,612	$4,635,507

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

In April 2008, the FASB issued Final FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other guidance under U.S. generally accepted accounting principles. We do not anticipate the adoption of this FSP will have a material effect on the Company’s financial statements. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2008	2007

Payable to sub-advisors	$1,050,150	$1,173,769
Payable to brokers	427,844	455,987
Payable to minority interest	870,437	965,500
Accrued compensation payable	504,037	1,072,280
Accrued professional fees	189,081	473,507
Other payables	535,210	408,173
	$3,576,759	$4,549,216

3.  Commitments and Contingencies

a.  On April 20, 2006, Highbury and Aston, entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with ABN AMRO Asset Management Holdings, Inc., (“AAAMHI” and together with certain of its current and former affiliates each individually referred to as a “Seller” and collectively as “Sellers”) to acquire substantially all of the Sellers’ business of providing investment advisory, administration, distribution and related services to the U.S. mutual funds (the “Target Funds”) specified in the Asset Purchase Agreement.

The Asset Purchase Agreement provides for a contingent adjustment payment payable in cash shortly after the second anniversary of the closing of the acquisition (November 30, 2008). In the event the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Target Funds or any new funds advised by Aston and sub-advised by the Sellers for the six months prior to the second anniversary of the date of the closing of the acquisition (“Target Revenue”):

•	exceeds $41.8 million, Aston and Highbury will collectively pay to AAAMHI the difference between the Target Revenue and $41.8 million, up to a total aggregate payment of $3.8 million; or
•	is less than $34.2 million, AAAMHI will pay to Aston and Highbury the difference between the $34.2 million and the Target Revenue, up to a total aggregate payment of $3.8 million.

In the event that Highbury were to acquire other mutual fund investment managers and the trustees of those mutual funds were to retain sub-advisers affiliated with the Sellers, such revenues would be included in the calculation of Target Revenue. For the six-month period ended March 31, 2008 the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Target Funds was $32.7 million. As such, Highbury has not accrued any receivable or liability for this contingency.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

b.  On August 1, 2005, the Company's officers and directors and their affiliates (the “Initial Stockholders”) purchased 1,725,000 shares of common stock (as adjusted for a subsequent stock dividend), which we refer to as the founding shares. Simultaneously with the Company’s initial public offering (the “Offering”), all of the Initial Stockholders purchased an aggregate of 166,667 units from the Company in a private placement (the “Private Placement”). The Initial Stockholders are entitled to registration rights with respect to the shares of common stock and warrants of the Company owned by them. The holders of the majority of the shares held by the Initial Stockholders are entitled to make up to two demands that the Company register these shares and any other warrants or shares of the Company owned by them (excluding the shares purchased in the Private Placement) at any time commencing on the date the founding shares are released from escrow. Following their release from escrow, the founding shares may also be eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended. In addition, the Initial Stockholders have certain "piggy-back" registration rights with respect to such securities on registration statements filed subsequent to the date the founding shares are released from escrow. The holders of a majority of the units purchased in the Private Placement are entitled to make up to two demands that the Company register the shares, warrants and shares underlying the warrants comprising such units at any time. In addition, the Initial Stockholders have certain "piggy-back" registration rights with respect to such securities on registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements. The shares purchased in the Private Placement may also be eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

The founding shares have been placed in escrow until the earliest of: (1) January 31, 2009; (2) the Company's liquidation; and (3) the consummation of a liquidation, merger or stock exchange, stock purchase or other similar transaction which results in all of the Company's stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the escrow period, the Initial Stockholders may not sell or transfer their founding shares except among the Initial Stockholders, to their spouses and children or trusts established for their benefit, by virtue of the laws of descent and distribution upon the death of any Initial Stockholder or pursuant to a qualified domestic relations order, but the Initial Stockholders retain all other rights as stockholders, including, without limitation, the right to vote their shares and receive cash dividends, if declared.

c.  Highbury and Aston are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to the Company or Aston. Highbury and Aston establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management is not aware of any claims, legal proceedings or other contingencies that could result in a loss to Highbury or Aston. As such, no contingencies have been accrued.

4.  Economic Dependency

Relationships with a limited number of clients account for a significant majority of Highbury’s revenue. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management as of March 31, 2008, is comprised of 28 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 28 funds, the Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund contribute approximately 36% and 18% of the revenues of Aston, respectively. Additionally, as of March 31, 2008 approximately 18% of our assets under management and 17% of our revenues are generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. These various client concentrations leave Highbury vulnerable to any adverse change in the financial condition of any of its major clients. The loss of any of these relationships may have a material adverse impact on the Company’s revenue. During the three months ended March 31, 2007, the Aston/Montag & Caldwell Growth Fund, the Aston/ABN AMRO Growth Fund and the Aston/Optimum Mid Cap Fund contributed approximately 32%, 13% and 13% of the revenues of Aston, respectively.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

5.  Income Taxes

The provisions for income taxes for the three month periods ended March 31, 2008 and 2007 consist of the following:

	Three Months Ended
	March 31,
	2008	2007

Current
Federal	$178,991	$302,982
State	42,166	43,262
Deferred
Federal	158,998	199,239
State	20,679	28,449
	$400,834	$573,932

The sources of the net deferred tax assets are as follows:

	March 31,	December 31,
	2008	2007

Expenses deferred for income tax purposes	$437,455	$383,869
Impairment of intangibles	335,077	568,340
Net deferred tax assets	$772,532	$952,209

6.  Earnings Per Share

The calculation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The following is a reconciliation of the numerator and denominator used in the calculation of earnings per share available to common stockholders:

	Three Months Ended
	March 31,
	2008	2007

Numerator:
Net income	$624,279	$974,899

Denominator:
Average shares outstanding - basic	9,261,221	9,527,000
Effect of dilutive instruments: Warrants	-	1,918,418
Average shares outstanding - diluted	9,261,221	11,445,418

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements, Continued

The Company’s dilutive instruments outstanding include Warrants which became exercisable on January 25, 2007. There are no effects of dilutive instruments included in the 2008 calculation because the Warrants were out of the money based on the weighted average price for the Company’s common stock during the period. During the three months ended March 31, 2008, the Company repurchased 1,836,292 Warrants and 400,372 shares. See note 8 for more information about the securities repurchases. As of March 31, 2008, the Company had 13,983,708 Warrants outstanding.

During the three months ended March 31, 2007, the Company’s dilutive instruments outstanding include 15,820,000 Warrants which became exercisable on January 25, 2007. The dilutive effect of the Warrants is calculated using the treasury stock method and the average share price during the period.

7.  Related Person Transactions

Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties as such are defined in SFAS No. 57, “Related Party Disclosures” (“SFAS 157”). In the first three months of 2008, Aston earned advisory fees of $7,859,616 and administrative fees of $1,046,718 from the Aston Funds. These fees, in total, accounted for approximately 96% of Aston’s total revenue during the period. In the first three months of 2007, Aston earned advisory fees of $9,455,297 and administrative fees of $1,150,484 from the Aston Funds. These fees, in total, accounted for approximately 96% of Aston’s total revenue during the period. As of March 31, 2008 and December 31, 2007, the Company’s balance sheet includes accounts receivable of $2,827,248 and $3,093,885, respectively, associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees were earned.

The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company had agreed to pay Berkshire Capital $7,500 per month for such facilities and services commencing on January 26, 2006. The Company agreed to increase this payment to $10,000 per month effective November 1, 2007. The statements of operations for the three months ended March 31, 2008 and 2007 include $30,000 and $22,500 related to this agreement, respectively. The agreement is terminable by either party upon six months’ prior notice.

8.  Securities Repurchases

During the three months ended March 31, 2008, the Company repurchased 1,836,292 warrants for $1,823,084 and redeemed 400,372 shares for $1,735,611.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 28, 2008.

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

•
we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing affiliate, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

•
those certain other factors discussed under the caption “Risk Factors” in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

Business Combination. On April 20, 2006, Highbury and Aston entered into an asset purchase agreement with ABN AMRO Asset Management Holdings, Inc., or AAAMHI, and certain of its affiliates, or the sellers. Pursuant to the asset purchase agreement, on November 30, 2006, we acquired substantially all of the sellers’ business of providing investment advisory, administration, distribution and related services to the target funds specified in the asset purchase agreement, or the acquired business. In connection with the consummation of the acquisition, Aston entered into agreements with each of the sellers that managed the target funds prior to the acquisition, pursuant to which each such seller now acts as a sub-adviser to the applicable target fund, each of which is now rebranded as an Aston Fund. Pursuant to the asset purchase agreement, the sellers have agreed not to terminate these agreements prior to November 30, 2011.

Pursuant to the asset purchase agreement, Highbury and Aston paid $38.6 million in cash to AAAMHI. The asset purchase agreement provides for a contingent adjustment payment in cash on the second anniversary of the date of the closing of the acquisition (November 30, 2008), as follows: in the event the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the sellers applicable to the target funds for the six months prior to the second anniversary of the date of the closing of the acquisition, or the target revenue, (x) exceeds $41.8 million, we will pay to AAAMHI the difference between the target revenue and $41.8 million, up to a total aggregate payment of $3.8 million, or (y) is less than $34.2 million, AAAMHI will pay to us the difference between the $34.2 million and the target revenue, up to a total aggregate payment of $3.8 million.

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

Pursuant to the limited liability company agreement, 28% of the total revenues of Aston net of sub-administrative fees, which we refer to as the owners’ allocation, is allocated to the owners of Aston. The owners’ allocation is allocated among the members of Aston according to their relative ownership interests. Currently, 18.2% of total revenues net of sub-administrative fees is allocated to Highbury and 9.8% of total revenues net of sub-administrative fees is allocated to the Aston management members. The remaining revenues, which we refer to as the operating allocation, of Aston are used to pay operating expenses of Aston, including salaries and bonuses of all employees of Aston (including the Aston management members).

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

Business Overview. As of March 31, 2008, Aston managed 28 no-load mutual funds, comprised of 25 equity funds and 3 fixed income funds, with approximately $4.5 billion of mutual fund assets under management. As of March 31, 2008, 11 of the mutual funds carried an overall Morningstar RatingTM of three stars or better, including two four-star funds and one five-star fund. Of the 28 funds, 14 are relatively new and are not currently rated by Morningstar. The 25 equity funds are classified in eight of the nine Morningstar RatingTM style boxes, giving Aston wide coverage of the public equity investment spectrum and multiple sources of revenue. Aston intends to expand its assets under management with a combination of internal growth, new product development and accretive acquisitions.

The acquired business was founded in 1993 within Alleghany Corporation by employees of Aston to manage open-end investment funds for retail and institutional clients in the United States. Originally, the acquired business employed investment advisers affiliated with its parent to manage the assets of the funds, while it centralized the distribution, marketing, reporting and other operations of the fund family. As the business developed, the acquired business created new mutual funds managed by experienced independent investment advisers. Historically, the acquired business utilized seven different entities to manage the equity funds, of which five were current or former affiliates of the sellers and two were independent. One existing fixed income manager and two new managers were retained to manage three fixed income funds. Aston now employs 17 different sub-advisors of which five are current or former affiliates of the sellers and twelve are independent. Aston’s relationship with the sub-advisers currently or formerly affiliated with the sellers is supported by limited non-compete provisions and certain capacity guarantees in certain products to benefit Aston. This arrangement is intended to ensure that the investment philosophies and processes guiding the mutual funds in the future are consistent with their historical investment philosophies and processes.

Between the consummation of the acquisition and March 31, 2008, Aston opened 13 new equity mutual funds including three funds in the first quarter of 2008. These funds are set forth in the table below.

Fund	Morningstar Category

Aston/Optimum Large Cap Opportunity	Large Growth
Aston/River Road Small-Mid Cap Fund	Small Value
Aston/Neptune International	Foreign Large Growth
Aston/Resolution Global Equity Fund	World Stock
Aston/ABN AMRO Global Real Estate	Specialty-Real Estate
Aston/SGA International Small-Mid Cap	Foreign Small/Mid Growth
Aston/Barings International	Foreign Large Blend
Aston/Montag & Caldwell Mid Cap Growth	Mid-Cap Growth
Aston/Cardinal Mid Cap Value	Mid-Cap Value
Aston/ClariVest Mid Cap Growth	Mid-Cap Growth
Aston/Smart Allocation ETF Fund	Large Blend
Aston/MB Enhanced Equity Income Fund	Large Value
Aston/New Century Absolute Return ETF Fund	Moderate Allocation

Between the consummation of the acquisition and March 31, 2008, Aston closed or merged four mutual funds as a result of poor investment performance, portfolio manager turnover or other reasons. Aston intends to manage its family of mutual funds in response to client demands, and may open new funds or close existing funds over time, as appropriate.

In addition, Aston may be able to develop new distribution channels including:

•	arrangements with banks and insurance companies which, like ABN AMRO, elect to divest their mutual fund operations but enter into agreements with Aston to service their customers; and

•	wholesalers focused on the traditional retail broker channel.

Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of March 31, 2008, Aston was reimbursing 23 mutual funds whose expenses exceed the applicable expense cap.

Relationships with a limited number of clients account for a significant majority of our revenue. We expect that Aston’s relationships with these clients will continue to account for a substantial portion of our total revenue in future periods. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management, is comprised of 28 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 28 funds, the Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund account for approximately 36% and 18%, respectively, of the revenues of Aston. Additionally, as of March 31, 2008, approximately 18% of our assets under management and 17% of our revenues are generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

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

Key Operating Measures

We use the following key measures to evaluate and assess our business:

•
Assets Under Management. As of March 31, 2008, Aston is the investment manager for 28 open-end mutual funds, comprised of 25 equity and 3 fixed income funds. Aston generates revenues by charging each fund investment advisory and administrative fees (collected in monthly installments), each of which are equal to a percentage of the daily weighted average assets under management of the fund. Assets under management change on a daily basis as a result of client investments and withdrawals and changes in the market value of securities held in the mutual funds. We carefully review net asset flows into the mutual funds, trends in the equity markets and the investment performance of the mutual funds, both absolutely and relative to their peers, to monitor their effects on the overall level of assets under management.

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

•
Compensation and Related Expenses. As of March 31, 2008, Aston employed 37 full-time employees. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently has no employees and provides no compensation to its officers or directors.

•
Other Operating Expenses. The most significant components of other operating expenses include professional fees, insurance, occupancy, marketing and advertising, voice and data communication and travel and entertainment expenses.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations for the purposes of this document are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

The Company’s significant accounting policies are presented in Note 1 to its unaudited condensed consolidated financial statements included elsewhere herein and in Note 1 to its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008. The following summaries should be read in conjunction with those condensed consolidated financial statements and the related notes. While all accounting policies affect the consolidated financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the consolidated financial statements and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are the policies related to principles of consolidation, investments, goodwill and intangible assets, revenue recognition and income taxes.

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

Investments. In 2007, the Company elected to adopt the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Company carries its investments in government securities, primarily 6-month Treasury bills and its investments in certain mutual funds managed by Aston at fair value based on quoted market prices. The Company reflects interest paid and accrued on Treasury bills in Interest income and changes in fair value of mutual funds in Investment income.

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

Income Taxes. Deferred tax assets and liabilities are primarily the result of timing differences between the carrying value of assets and liabilities and the deductibility of operating expenses for financial reporting and income tax purposes. Deferred tax assets are primarily the result of impairment of the Company’s acquired intangible assets. We amortize acquired intangible assets over a 15-year period for tax purposes only, reducing their tax basis below their carrying value for financial statement purposes and generating deferred taxes each reporting period.

Recently Issued Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

In April 2008, the FASB issued Final FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other guidance under U.S. generally accepted accounting principles. We do not anticipate the adoption of this FSP will have a material effect on the Company’s financial statements. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited.

Management does not believe any other recently issued, but not yet effective, accounting standards if adopted in their current form would have a material effect on the accompanying consolidated financial statements.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

For the three months ended March 31, 2008, the Company earned net income of $624,279 on total operating revenue of $9,279,047, as compared to net income of $974,899 and operating revenue $11,055,186 for the three months ended March 31, 2007. The following table summarizes the components of revenue, weighted average assets under management and the weighted average fee basis for the period.

	For the three months ended March 31, 2008
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$8,090,281	$4,724	(1)	0.68%
Net administrative fees(2)	511,697	7,758	(3)	0.03%
Money market service fees	142,048	3,181		0.02%	(4)
	$8,744,026	4,724	(5)	0.74%	(5)

	For the three months ended March 31, 2007
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$9,751,720	$5,548	(1)	0.70%
Net administrative fees(2)	587,181	8,965	(3)	0.03%
Money market service fees	152,982	3,619		0.02%	(4)
	$10,491,883	5,548	(5)	0.76%	(5)

(1)	Includes long-term mutual fund and separate account assets under management.

(2)
Administrative fees are presented net of sub-administration fees paid to a third party to be consistent with the methodology used in calculating the revenue sharing arrangement with Aston. Gross administration fees were $1,046,718 in the first three months 2008 and $1,150,484 in the first three months of 2007.

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

As of March 31, 2008, the Company had approximately $4.7 billion of total assets under management, compared to approximately $5.1 billion as of December 31, 2007. As of March 31, 2008, mutual fund assets under management were approximately $4.5 billion, compared to approximately $5.0 billion as of December 31, 2007, a decline of approximately 10%. This decline resulted from negative market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $457 million. For the quarter, net client inflows, which represent aggregate contributions from new and existing clients less withdrawals, were $12 million. The Company believes that recent improvements in the relative investment performance of many of the Aston Funds have led to these net asset inflows. Additionally, Aston is actively developing new products to attract new assets. Since the consummation of the acquisition, Aston has opened 13 new equity mutual funds across a variety of investment styles and capitalizations. During the three months ended March 31, 2008, separate account assets under management increased from $145 million to $151 million.

The Company generated total operating revenue during the three months ended March 31, 2008 of $9,279,047, as compared to $11,055,186 during the three months ended March 31, 2007. This 16% decrease in revenue was largely attributable to the overall decline in assets under management from 2007 to 2008. Weighted average assets under management, as presented above, decreased from approximately $5.5 billion in the first quarter of 2007 to approximately $4.7 billion in the first quarter of 2008, a decline of approximately 15%. Additionally, the Company’s overall weighted average fee basis declined from 0.76% in the first quarter of 2007 to 0.74% for the same period in 2008 as a result of the lower asset balances and a change in the allocation of assets among the mutual funds. Net advisory fees decreased from $9,751,720 in the first quarter of 2007 to $8,090,281 for the same period in 2008, primarily as a result of lower average mutual fund balances. For the same reason, gross administration fees decreased from $1,150,484 in the first three months of 2007 to $1,046,718 in the first three months 2008. Net administration fees, on which Highbury’s revenue share interest is based, declined from $587,181 in the first quarter of 2007 to $511,697 in the first quarter of 2008. Aston also earned money market service fees from ABN AMRO of $142,048 in the three months ended March 31, 2008, down slightly from $152,982 in the three months ended March 31, 2007.

Distribution and sub-advisory costs declined from $5,226,124 for the three months ended March 31, 2007 to $4,351,403 in the corresponding period in 2008. This 17% decline is directly attributable to the decline in weighted average assets under management from 2007 to 2008, as these expenses are directly related to the value of assets under management.

Compensation and related expenses were $1,534,184 for the three months ended March 31, 2008. Compensation and related expenses were $1,328,764 for the three months ended March 31, 2007. The Aston management team participates directly in the profitability of the business through their retention of any excess operating allocation which is paid as compensation. Aston incurred a variety of start-up related costs in the first quarter of 2007 which limited the excess operating allocation available in that period. In the first quarter of 2008, there was a higher level of excess operating allocation available to distribute as compensation to the Aston management team.

The Company incurred $49,059 of depreciation expense relating to Aston’s fixed assets in the first quarter of 2008, compared to $34,864 in the first quarter of 2007.

Other operating expenses declined from $1,410,100 for the three months ended March 31, 2007 to $1,334,468 for the three months ended March 31, 2008. These expenses include the operating expenses of Aston and Highbury for the periods and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the three months ended March 31, 2007 were $954,257, as compared to $918,797 during the first three months of 2008. Highbury’s direct operating expenses for the three months ended March 31, 2008 and March 31, 2007 were as follows:

	Three Months Ended,
	March 31,
	2008	2007
Professional fees	$291,196	$310,409
Insurance	55,914	58,212
Administrative fees	30,000	22,500
Travel and entertainment	10,453	11,040
Other expenses	28,108	53,682
	$415,671	$455,843

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills and Aston mutual funds. For the three months ended March 31, 2008, Highbury earned interest income on its cash balances of $54,011. The Company also had unrealized losses of $178,824 related to investments in Aston mutual funds. For the three months ended March 31, 2007, Highbury earned $69,686 on its cash and cash equivalent balances and had unrealized gains of $19,635 related to investments in U.S. Treasury bills and Aston mutual funds.

For the three months ended March 31, 2008, the Company recorded income before minority interest and provisions for income taxes of $1,885,120. Minority interest expense and income taxes for the period were $860,007 and $400,834, respectively. For the three months ended March 31, 2007, the Company recorded income before minority interest and provisions for income taxes of $3,144,655. Minority interest expense and income taxes for the period were $1,595,824 and $573,932, respectively.

The following table outlines Highbury’s income tax expenses for the three months ended March 31, 2008 and March 31, 2007.

	Three Months Ended March 31,
	2008	2007
Current	$221,157	$346,244
Deferred - intangible related	233,263	224,968
Deferred - other	(53,586)	2,720
Total	$400,834	$573,932

For further discussion of the Company’s income taxes, please refer to Note 5 of the condensed consolidated financial statements included elsewhere in this document.

Highbury earned net income of $624,279 in the three months ended March 31, 2008, as compared to $974,899 during the three months ended March 31, 2007.

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

	Three Months Ended March 31,
	2008	2007

Net Income	$624,279	$974,899
Intangible amortization	—	—
Intangible-related deferred taxes	233,263	224,968
Affiliate depreciation	49,059	34,864
Other non-cash expenses	—	—
Cash Net Income	$906,601	$1,234,731

Liquidity and Capital Resources

Highbury funds its business activities with a combination of operating income and the interest income earned on its cash and cash equivalent balances and expects to fund future acquisitions with retained net income or the issuance of debt or equity. As of March 31, 2008, Highbury had no borrowings outstanding. In the future, however, we will closely review our ratio of debt to Adjusted EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our credit facility provides for a maximum total leverage ratio (including debt from all sources) of 5.0 times Adjusted EBITDA, although borrowings under the credit agreement are limited to 2.0 times Adjusted EBITDA. We believe this level is prudent for our business, although substantially higher levels of senior and subordinated debt in relation to Adjusted EBITDA may also be prudent to fund future acquisitions. Adjusted EBITDA means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) interest expense, plus (d) depreciation, plus (e) other non-cash expenses, plus (f) income tax expense. This definition of Adjusted EBITDA is consistent with the definition of EBITDA used in our credit facility. Adjusted EBITDA, as calculated by us, may not be consistent with computations of Adjusted EBITDA by other companies. For further information about the amendment to our credit facility, please refer to the section entitled “Credit Facility.”

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

Aston funds its business activities with cash flows from operations. However, Highbury may occasionally provide capital to Aston to help finance the development of new products or execute accretive acquisitions. Because Aston, like most investment management businesses, does not require a high level of capital expenditures, such as for purchases of inventory, property, plant or equipment, liquidity is less of a concern than for a company that sells physical assets.

As of March 31, 2008, the Company had $5,248,750 of cash and equivalents, $3,392,612 of investments, and $3,263,469 of accounts receivable. The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in March 2008. Aston receives its revenues generally within the first week of the month following the month in which they are earned. At March 31, 2008, the Company had accounts payable of $3,576,759, primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers. These payments are generally paid shortly after the receipt of the revenue discussed above. In addition, this figure includes $870,437 of distributions payable to the Aston management members which were subsequently paid in April 2008. Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. Going forward, we expect Aston will distribute all of its excess cash and cash equivalents on a quarterly basis to its owners, so we do not expect large cash and cash equivalents balances to accrue within Aston. Highbury will retain its cash and cash equivalents, and we expect our cash and cash equivalents balances will increase over time, until the cash and cash equivalents is used to fund acquisitions, service debt, if any, or repurchase our securities, if appropriate.

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

Cash Flow from Operating Activities. Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes, depreciation and other items as well as the changes in our consolidated working capital. For the three months ended March 31, 2008, the Company received $1,427,074 of net cash flow from its operating activities. In addition to net income of $624,279, the Company’s cash flow was increased by $179,677 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes, by $178,824 relating to net unrealized losses on investments in Aston mutual funds and by $860,007 relating to the Company’s minority interest in its affiliate. Accounts payable decreased by $877,393, primarily as a result of a decrease in distribution and sub-advisory fees payable, which reduced net cash flow. For the three months ended March 31, 2007, the Company received $3,940,218 of net cash flow from its operating activities. In addition to net income of $974,899, the Company’s cash flow was increased by $227,688 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes and by $1,595,824 relating to the Company’s minority interest in its affiliate. Accounts payable, excluding the distributions payable to Aston’s management partners, increased by $835,756, which supplemented net cash flow.

Cash Flow from Investing Activities. Changes in net cash flow from investing activities will result primarily from capital expenditures, investments in new affiliates, investments in U.S. treasury securities with an original maturity in excess of 90 days or, from time to time, investments in new mutual funds created by Aston. In January 2008, Highbury invested $1,000,000 in the Aston/Smart Allocation ETF Fund, and in March 2008, Highbury invested $1,000,000 in the Aston/New Century Absolute Return ETF Fund. Highbury financed these investments through the sale of investments in U.S. treasury securities. In March 2007, Highbury invested $1,000,010 in the Aston/River Road Small-Mid Cap Fund and purchased U.S. treasury securities of $1,499,971. In addition, Aston purchased $2,756 and $81,923 in fixed assets in the three months ended March 31, 2008 and March 31, 2007, respectively. Cash flow from investing activities provided $1,058,896 in the first quarter of 2008, as compared to a use of $2,581,904 in the first quarter of 2007.

Cash Flow from Financing Activities. Changes in net cash flow from financing activities will result primarily from the issuance of equity or debt or the repayment of any obligations which may arise thereunder, the repurchase of the Company’s outstanding securities or the payment of distributions to Aston’s minority interest holders. During the three months ended March 31, 2008, the Company repurchased 1,836,292 warrants for $1,823,084 and 400,372 shares for $1,735,611. The Company also distributed $955,070 to Aston’s minority interest holders. Highbury did not have any cash flows related to financing activities in the three months ended March 31, 2007.

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

Borrowings under our credit facility will bear interest, at our option, at either the fluctuating prime rate minus one-half of one percent (0.50%) per year or the LIBOR interest rate plus one and one-half percent (1.50%) per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on October 31, 2008. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%). As of March 31, 2008, we had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. As of March 31, 2008, we were in compliance with all of the covenant requirements under this credit facility.

Contractual Obligations

There have been no material changes to the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008.

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

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2008	2007

Net Income (GAAP)	$624,279	$974,899
Income tax expense	400,834	573,932
Interest expense	—	—
Intangible amortization	—	—
Depreciation and other amortization	49,059	34,864
Other non-cash expenses	—	—
Adjusted EBITDA	$1,074,172	$1,583,695

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

Agreements with Berkshire Capital

Highbury occupies office space provided by Berkshire Capital Securities LLC, or Berkshire Capital, pursuant to an office services agreement. Messrs. Cameron, Foote and Forth, our executive officers, are affiliated with Berkshire Capital. On October 31, 2007, we entered into an office services agreement with Berkshire Capital Securities LLC which replaces the office services agreement entered into between us and Berkshire Capital dated December 21, 2005 and amended on November 30, 2006. The office services agreement provides for a monthly fixed fee of $10,000, as compared to a monthly fixed fee of $7,500 under the prior agreement, for office and secretarial services including use and access to our office in Denver, Colorado and those other office facilities of Berkshire Capital as we may reasonably require. In addition, certain employees of Berkshire Capital will provide us with financial reporting support on a daily basis. The term of the agreement is indefinite. The agreement is terminable by either party upon six months’ prior notice. The condensed consolidated statements of operations for the three months ended March 31, 2008 and March 31, 2007 include $30,000 and $22,500, respectively, related to this agreement.

We have engaged Berkshire Capital to act as our non-exclusive financial advisor in connection with possible future acquisitions. In such capacity, Berkshire Capital will assist us in structuring, negotiating and completing acquisitions of targets identified by us and acknowledged by both us and Berkshire Capital as being subject to Berkshire Capital’s engagement. If we enter into an agreement to acquire such a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then we will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, we will pay Berkshire Capital $200,000 which will be credited against the success fee. We will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct. As of March 31, 2008 and March 31, 2007, we had made no payments pursuant to this engagement.

Impact of Inflation

Our revenue is directly linked to the total assets under management within the 28 mutual funds and the separate accounts managed by Aston. Our total assets under management increase or decrease on a daily basis as a result of fluctuations in the financial markets and net asset flows from investors. While long-term returns in the financial markets have historically exceeded the rate of inflation, this may not be the case going forward. Our operating expenses are likely to be directly affected by inflation. Furthermore, we earn interest income on our cash balances. While the current interest rates available to us exceed the rate of inflation, this may not be the case going forward. In such cases, the impact of inflation will erode our purchasing power.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2008.  Please refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.

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