Form 10-Q
period 2008-06-30
HIGHBURY FINANCIAL INC
filed 2008-07-31
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 21, 2008, 9,126,628 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$7,404,683	$7,276,545
Investments	2,516,731	4,635,507
Accounts receivable	3,450,003	3,502,142
Prepaid expenses	123,380	270,086
Total current assets	13,494,797	15,684,280

Other Assets
Fixed assets, net	898,960	991,260
Identifiable intangibles	25,270,000	25,270,000
Goodwill	7,046,412	7,046,412
Deferred tax assets	518,666	952,209
Other long-term assets	168,116	169,464
Total other assets	33,902,154	34,429,345

Total assets	$47,396,951	$50,113,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,890,172	$4,549,216
Income taxes payable	92,900	97,758
Total current liabilities	3,983,072	4,646,974

Deferred rent	825,742	844,980
Total Liabilities	4,808,814	5,491,954

Minority interest	840,000	840,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized
1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized
50,000,000 shares; 9,126,628 and 9,527,000
shares issued and outstanding as of June 30, 2008
and December 31, 2007, respectively	913	953
Additional paid-in capital	51,834,830	55,393,484
Accumulated deficit	(10,087,606)	(11,612,766)
Total stockholders’ equity	41,748,137	43,781,671

Total liabilities and stockholders’ equity	$47,396,951	$50,113,625

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$9,680,469	$10,616,247	$18,959,516	$21,671,433

Operating expenses
Distribution and sub-advisory costs	(4,435,366)	(5,030,615)	(8,786,769)	(10,256,739)
Compensation and related expenses	(1,612,420)	(1,985,660)	(3,146,604)	(3,314,424)
Depreciation and amortization	(45,997)	(45,359)	(95,056)	(80,223)
Other operating expenses	(1,327,558)	(1,161,113)	(2,662,026)	(2,571,213)
Total operating expenses	(7,421,341)	(8,222,747)	(14,690,455)	(16,222,599)

Operating income	2,259,128	2,393,500	4,269,061	5,448,834

Other income
Interest income	17,280	122,453	71,291	206,774
Investment income (loss)	26,963	45,694	(151,861)	50,694
Total other income (loss)	44,243	168,147	(80,570)	257,468

Income before minority interest	2,303,371	2,561,647	4,188,491	5,706,302

Minority interest in net income of subsidiary	(897,931)	(991,992)	(1,757,938)	(2,587,816)

Income before provision for income taxes	1,405,440	1,569,655	2,430,553	3,118,486

Provision for income taxes	(504,559)	(642,278)	(905,393)	(1,216,210)

Net income	$900,881	$927,377	$1,525,160	$1,902,276

Weighted average shares outstanding, basic	9,126,628	9,527,000	9,192,309	9,527,000
Net income per share, basic	$0.10	$0.10	$0.17	$0.20

Weighted average shares outstanding, diluted	9,126,628	12,811,342	9,192,309	12,163,667
Net income per share, diluted	$0.10	$0.07	$0.17	$0.16

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at December 31, 2007	9,527,000	$953	$55,393,484	$(11,612,766)	$43,781,671
Redemption of common stock	(400,372)	(40)	(1,735,571)	-	(1,735,611)
Repurchase of warrants	-	-	(1,823,083)	-	(1,823,083)
Net income for the period	-	-	-	1,525,160	1,525,160
Balance at June 30, 2008	9,126,628	$913	$51,834,830	$(10,087,606)	$41,748,137

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$900,881	$927,377	$1,525,160	$1,902,276

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	45,997	45,359	95,056	80,223
Deferred tax assets	253,866	251,580	433,543	479,268
Unrealized investment (gain) loss	(24,119)	(15,626)	154,705	(35,261)
Minority interest in net income of subsidiary	897,931	991,992	1,757,938	2,587,816
Deferred rent	(9,768)	88,471	(19,238)	156,524
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(186,534)	259,938	52,139	302,800
Prepaid expenses	53,945	54,457	146,706	147,127
Other current assets	-	(338)	-	12,655
Increase (decrease) in:
Accounts payable and accrued expenses	269,213	535,487	(608,180)	1,371,243
Income taxes payable	(95,515)	74,158	(4,858)	148,402
Net cash provided by operating activities	2,105,897	3,212,855	3,532,971	7,153,073

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	-	(1,980,965)	(2,000,000)	(4,480,946)
Proceeds from sales of investments	900,000	1,051,942	3,964,071	1,051,942
Increase in other long-term assets	3,767	-	1,348	-
Purchase of property and equipment	-	(22,567)	(2,756)	(104,490)
Net cash provided by (used in) investing activities	903,767	(951,590)	1,962,663	(3,533,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to minority interest holders	(853,731)	(1,382,725)	(1,808,802)	(1,382,725)
Redemption of common stock	-	-	(1,735,611)	-
Repurchase of warrants	-	-	(1,823,083)	-
Net cash used in financing activities	(853,731)	(1,382,725)	(5,367,496)	(1,382,725)

Net increase in cash and cash equivalents	2,155,933	878,540	128,138	2,236,854
Cash and cash equivalents - beginning of period	5,248,750	7,607,019	7,276,545	6,248,705
Cash and cash equivalents - end of period	$7,404,683	$8,485,559	$7,404,683	$8,485,559

Supplemental schedule of non-cash financing and investing activities:
Leasehold improvements paid by landlord	$-	$522,360	$-	$522,360

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$346,208	$272,000	$476,708	$272,000

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 of Highbury Financial, Inc. and Subsidiary (“Company” or “Highbury”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair statement of the results have been included. All material intercompany balances and transactions have been eliminated.  Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 28, 2008, includes additional information about Highbury, its operations and its financial position, and should be read in conjunction with this Quarterly Report on Form 10-Q.

Investments

The Company carries its investments in government securities, primarily 6-month Treasury bills and its investments in certain mutual funds managed by its majority owned subsidiary, Aston Asset Management LLC (“Aston”), invested as initial seed capital, at fair value based on quoted market prices. The Company reflected interest received and accrued on Treasury bills in interest income and changes in fair value of mutual funds, which were $26,963 and $(151,861) for the three and six months ended June 30, 2008, respectively, in Investment income (loss).

Investments consist of the following:

	June 30,	December 31,
	2008	2007

U.S. Treasury bills	$-	$3,064,071
Aston mutual funds	2,516,731	1,571,436
	$2,516,731	$4,635,507

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

In April 2008, the FASB issued Final FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other guidance under U.S. generally accepted accounting principles (“GAAP”). We do not anticipate the adoption of this FSP will have a material effect on the Company’s financial statements. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (”SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2008	2007

Payable to sub-advisors	$1,107,354	$1,173,769
Payable to brokers	422,587	455,987
Payable to minority interest	914,637	965,500
Accrued compensation payable	774,274	1,072,280
Accrued professional fees	147,409	473,507
Other payables	523,911	408,173
	$3,890,172	$4,549,216

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

In the event that Highbury were to acquire other mutual fund investment managers and the trustees of those mutual funds were to retain sub-advisers affiliated with the Sellers, such revenues would be included in the calculation of Target Revenue. For the six-month period ended June 30, 2008 the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Target Funds was $32.5 million. Highbury has not accrued any receivable or liability for this contingency. The contingent adjustment payment, if any, will be accounted for as an increase or decrease in goodwill ultimately settled in cash.

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

4.  Economic Dependency

Relationships with a limited number of clients account for a significant majority of Highbury’s revenue. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management as of June 30, 2008, is comprised of 28 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 28 funds, the Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund contributed approximately 34% and 20% of the revenues of Aston, respectively, in June 2008. Additionally, as of June 30, 2008, approximately 12% of our assets under management and 12% of our revenues were generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. These various client concentrations leave Highbury vulnerable to any adverse change in the financial condition of any of its major clients. The loss of any of these relationships may have a material adverse impact on the Company’s revenue. The Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/ABN AMRO Growth Fund contributed approximately 32%, 15% and 10% of the revenues of Aston, respectively, in June 2007.

5.  Income Taxes

The provisions for income taxes for the three and six month periods ended June 30, 2008 and 2007 consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Current
Federal	$179,040	$290,809	$358,031	$593,791
State	72,197	99,889	114,363	143,151
Deferred
Federal	224,167	186,931	383,165	386,170
State	29,155	64,649	49,834	93,098
	$504,559	$642,278	$905,393	$1,216,210

The sources of the net deferred tax assets are as follows:

	June 30,	December 31,
	2008	2007

Expenses deferred for income tax purposes	$416,852	$383,869
Impairment of intangibles	101,814	568,340
Deferred tax assets	$518,666	$952,209

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income	$900,881	$927,377	$1,525,160	$1,902,276

Denominator:
Average shares outstanding - basic	9,126,628	9,527,000	9,192,309	9,527,000
Effect of dilutive instruments:
Warrants	-	3,284,342	-	2,636,667
Average shares outstanding - diluted	9,126,628	12,811,342	9,192,309	12,163,667

The Company’s dilutive instruments outstanding include warrants which became exercisable on January 25, 2007. There are no effects of dilutive instruments included in the 2008 calculations because the warrants were out of the money based on the weighted average prices for the Company’s common stock during the periods. In the first quarter of 2008, the Company repurchased 1,836,292 warrants for $1,823,083 and 400,372 shares for $1,735,611. As of June 30, 2008, the Company had 13,983,708 warrants outstanding.

During the three and six months ended June 30, 2007, the Company’s dilutive instruments outstanding include 15,820,000 warrants which became exercisable on January 25, 2007. The dilutive effect of the warrants is calculated using the treasury stock method and the average share price during the period.

7.  Related Person Transactions

Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties as such are defined in SFAS No. 157, “Related Party Disclosures” (“SFAS 157”). In the three and six months ended June 30, 2008, Aston earned advisory fees of $8,238,947 and $16,098,563, respectively, and administrative fees of $1,050,627 and $2,097,345, respectively, from the Aston Funds. These fees, in total, accounted for approximately 96% of Aston’s total revenue during both periods. In the three and six months ended June 30, 2007, Aston earned advisory fees of $9,101,296 and $18,556,593, respectively, and administrative fees of $1,079,169 and $2,229,652, respectively, from the Aston Funds. These fees, in total, accounted for approximately 96% of Aston’s total revenue for each of the three and six months ended June 30, 2007. As of June 30, 2008 and December 31, 2007, the Company’s balance sheets include accounts receivable of $2,947,327 and $3,093,885, respectively, associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees were earned.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company had agreed to pay Berkshire Capital $7,500 per month for such facilities and services commencing on January 26, 2006. The Company agreed to increase this payment to $10,000 per month effective November 1, 2007. The statements of income for the three and six months ended June 30, 2008 include $30,000 and $60,000 related to this agreement, respectively. The statements of income for the three and six months ended June 30, 2007 include $22,500 and $45,000 related to this agreement, respectively. The agreement is terminable by either party upon six months’ prior notice.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 28, 2008.

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

•
we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing affiliate, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

•
those certain other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

As of June 30, 2008 the Company had approximately $4.8 billion of total assets under management, compared to approximately $4.7 billion as of March 31, 2008. As of June 30, 2008, Aston managed 28 no-load mutual funds, comprised of 25 equity funds and 3 fixed income funds, with approximately $4.7 billion of mutual fund assets under management. As of June 30, 2008, 15 of the mutual funds carried an overall Morningstar RatingTM of three stars or better, including four four-star funds and two five-star funds. Of the 28 funds, 12 are relatively new and are not currently rated by Morningstar. The 25 equity funds are classified in eight of the nine Morningstar RatingTM style boxes, giving Aston wide coverage of the public equity investment spectrum and multiple sources of revenue. Aston intends to expand its assets under management with a combination of internal growth, new product development and accretive acquisitions.

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

Pursuant to the asset purchase agreement, Highbury and Aston paid $38.6 million in cash to AAAMHI. The asset purchase agreement provides for a contingent adjustment payment in cash shortly after the second anniversary of the date of the closing of the acquisition (November 30, 2008), as follows: in the event the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the sellers applicable to the target funds for the six months prior to the second anniversary of the date of the closing of the acquisition, or the target revenue, (x) exceeds $41.8 million, we will pay to AAAMHI the difference between the target revenue and $41.8 million, up to a total aggregate payment of $3.8 million, or (y) is less than $34.2 million, AAAMHI will pay to us the difference between the $34.2 million and the target revenue, up to a total aggregate payment of $3.8 million. The contingent adjustment payment, if any, will be accounted for as an increase or decrease in goodwill ultimately settled in cash.

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

Between the consummation of the acquisition and June 30, 2008, Aston opened 13 new equity mutual funds including three funds in the first quarter of 2008. These funds are set forth in the table below.

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

Between the consummation of the acquisition and June 30, 2008, Aston closed or merged four mutual funds as a result of poor investment performance, portfolio manager turnover or other reasons. Aston intends to manage its family of mutual funds in response to client demands, and may open new funds or close existing funds over time, as appropriate.

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

Business Overview. Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of June 30, 2008, Aston was reimbursing 23 mutual funds whose expenses exceed the applicable expense cap.

Relationships with a limited number of clients account for a significant majority of our revenue. We expect that Aston’s relationships with these clients will continue to account for a substantial portion of our total revenue in future periods. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management, is comprised of 28 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 28 funds, the Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund account for approximately 34% and 20%, respectively, of the revenues of Aston in June 2008. Additionally, as of June 30, 2008, approximately 12% of our assets under management and 12% of our revenues are generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

Our level of profitability will depend on a variety of factors, including:

•	those affecting the global financial markets generally and the equity markets particularly, which could potentially result in considerable increases or decreases in our assets under management;

•
our revenue, which is dependent on our ability to maintain or increase assets under management by maintaining existing investment advisory relationships and fee structures, marketing our services successfully to new clients and obtaining favorable investment results;

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

•
Total Operating Expenses. The total operating expenses include the operating expenses of Aston as well as Highbury. At the Aston level, we monitor total operating expenses relative to Aston’s total revenue to ensure there is sufficient operating margin to cover expenses. We expect total operating expenses (including distribution and sub-advisory costs and excluding certain non-cash, non-recurring items) to equal approximately 72% of the total revenue of Aston, as provided in Aston’s limited liability company agreement. At the Highbury level, we incur operating expenses in connection with our pursuit of accretive acquisitions, including expenses for travel, entertainment, legal services and due diligence. We also incur legal and accounting expenses in connection with our SEC filing requirements and expenses of directors’ and officers’ insurance.

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

•
Compensation and Related Expenses. As of June 30, 2008, Aston employed 37 full-time employees. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently has no employees and provides no compensation to its officers or directors.

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

Investments. In 2007, the Company elected to adopt the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Company carries its investments in government securities, primarily 6-month Treasury bills and its investments in certain mutual funds managed by Aston at fair value based on quoted market prices. The Company reflects interest paid and accrued on Treasury bills in Interest income and changes in fair value of mutual funds in Investment income (loss).

Goodwill and Intangible Assets. The purchase price and the capitalized transaction costs incurred in connection with the acquisition of the acquired business are allocated based on the fair value of the assets acquired, which is primarily the acquired mutual fund advisory contract. In determining the allocation of the purchase price to the acquired mutual fund advisory contract, we have analyzed the present value of the acquired business’ existing mutual fund advisory contract based on a number of factors including: the acquired business’ historical and potential future operating performance; the historical and potential future rates of new business from new and existing clients and attrition among existing clients; the stability and longevity of existing advisory and sub-advisory relationships; the acquired business’ recent, as well as long-term, investment performance; the characteristics of the acquired business’ products and investment styles; the stability and depth of the management team; and the acquired business’ history and perceived franchise or brand value.

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

Revenue Recognition. Highbury derives its operating revenues from Aston, its majority-owned subsidiary. Highbury also earns interest income on its cash balances. Aston earns investment advisory and administrative fees for services provided to the Aston Funds, six money market funds advised by AAAMHI and a limited number of separately managed accounts. These fees are primarily based on predetermined percentages of the market value of the assets under management and are billed in arrears of the period in which they are earned. These fees are recognized over the period in which services are performed unless facts and circumstances would indicate that collectibility of the fees is not reasonably assured. Fee waivers and expense reimbursements to certain of the Aston Funds in accordance with agreements are reported as an offset to investment advisory fees. Management has determined that no allowance for doubtful accounts is necessary due to all fees being collected within one month from the date of invoice.

Income Taxes. Deferred tax assets and liabilities are primarily the result of timing differences between the carrying value of assets and liabilities and the deductibility of operating expenses for financial reporting and income tax purposes. Deferred tax assets are primarily the result of impairment of the Company’s acquired intangible assets. We amortize acquired intangible assets over a 15-year period for tax purposes only, reducing their tax basis and generating deferred taxes each reporting period.

Recently Issued Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

In April 2008, the FASB issued Final FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other guidance under U.S. generally accepted accounting principles (“GAAP”). We do not anticipate the adoption of this FSP will have a material effect on the Company’s financial statements. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (”SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

Management does not believe any other recently issued, but not yet effective, accounting standard if adopted in its current form would have a material effect on the accompanying consolidated financial statements.

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

For the three months ended June 30, 2008, the Company earned net income of $900,881 on total operating revenue of $9,680,469, as compared to net income of $927,377 and operating revenue $10,616,247 for the three months ended June 30, 2007. The following table summarizes the components of revenue, weighted average assets under management and the weighted average fee basis for the period.

	For the three months ended June 30, 2008
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$8,489,683	$4,867	(1)	0.70%
Net administrative fees(2)	515,576	7,807	(3)	0.03%
Money market service fees	140,159	3,106		0.02%	(4)
	$9,145,418	4,867	(5)	0.75%	(5)

	For the three months ended June 30, 2007
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$9,396,591	$5,265	(1)	0.72%
Net administrative fees(2)	549,319	8,238	(3)	0.03%
Money market service fees	140,487	3,119		0.02%	(4)
	$10,086,397	5,265	(5)	0.77%	(5)

(1)	Includes long-term mutual fund and separate account assets under management.

(2)
Administrative fees are presented net of sub-administration fees paid to a third party to be consistent with the methodology used in calculating the revenue sharing arrangement with Aston. Gross administration fees were $1,050,627 and $1,079,169 in the three months ended June 30, 2008 and 2007, respectively.

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

As of June 30, 2008, the Company had approximately $4.8 billion of total assets under management, compared to approximately $4.7 billion as of March 31, 2008. As of June 30, 2008, mutual fund assets under management were approximately $4.7 billion, compared to approximately $4.5 billion as of March 31, 2008, an increase of approximately 3%. This increase resulted from positive market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $156 million. For the quarter, net client outflows, which represent aggregate contributions from new and existing clients less withdrawals, were $29 million. In April 2008, the Company experienced redemptions of approximately $200 million from customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. The Company experienced net asset inflows of approximately $171 million from all other clients during the quarter. During the three months ended June 30, 2007, the Company experienced net client outflows of $446 million offset by positive market appreciation and other adjustments of $307 million. The Company believes that recent improvements in the relative investment performance of many of the Aston Funds have led to improvement in our net asset flows. During the three months ended June 30, 2008, separate account assets under management increased from $151 million to $167 million.

The Company generated total operating revenue during the three months ended June 30, 2008 of $9,680,469, as compared to $10,616,247 during the three months ended June 30, 2007. This 9% decrease in revenue was largely attributable to the overall decline in assets under management from 2007 to 2008. Weighted average assets under management, as presented above, decreased from approximately $5.3 billion in the second quarter of 2007 to approximately $4.9 billion in the second quarter of 2008, a decline of approximately 8%. Additionally, the Company’s overall weighted average fee basis declined from 0.77% in the second of 2007 to 0.75% for the same period in 2008 as a result of the lower asset balances and a change in the allocation of assets among the mutual funds. Net advisory fees decreased from $9,396,591 in the second quarter of 2007 to $8,489,683 for the same period in 2008, primarily as a result of lower average mutual fund balances. For the same reason, gross administration fees decreased from $1,079,169 in the second quarter of 2007 to $1,050,627 in the second quarter of 2008. Net administration fees declined from $549,319 in the second quarter of 2007 to $515,576 in the second quarter of 2008. Aston also earned money market service fees from ABN AMRO of $140,159 in the three months ended June 30, 2008, down slightly from $140,487 in the three months ended June 30, 2007.

Distribution and sub-advisory costs declined from $5,030,615 for the three months ended June 30, 2007 to $4,435,366 in the corresponding period in 2008. This 12% decline is attributable to the decline in weighted average assets under management from 2007 to 2008, as these expenses are directly related to the value of assets under management.

Compensation and related expenses were $1,612,420 for the three months ended June 30, 2008. Compensation and related expenses were $1,985,660 for the three months ended June 30, 2007. The Aston management team participates directly in the profitability of the business through their retention of any excess operating allocation which is paid as compensation. Because of the lower level of assets under management in the second quarter of 2008, as compared to the second quarter of 2007, there was a lower level of excess operating allocation available to distribute as compensation to the Aston management team.

The Company incurred $45,997 of depreciation expense relating to Aston’s fixed assets in the second quarter of 2008, compared to $45,359 in the second quarter of 2007.

Other operating expenses increased from $1,161,113 for the three months ended June 30, 2007 to $1,327,558 for the three months ended June 30, 2008. These expenses include the operating expenses of Aston and Highbury for the periods and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the three months ended June 30, 2007 were $756,317, as compared to $1,038,311 during the first three months of 2008. Highbury’s direct operating expenses for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended,
	June 30,
	2008	2007
Professional fees	$143,092	$210,000
Insurance	55,701	69,609
Administrative fees	30,000	22,500
Travel and entertainment	33,791	46,589
Other expenses	26,663	56,098
	$289,247	$404,796

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills and Aston mutual funds. For the three months ended June 30, 2008, Highbury earned interest income on its cash balances of $17,280. The Company also had unrealized gains of $26,963 related to investments in Aston mutual funds. For the three months ended June 30, 2007, Highbury earned $122,453 on its cash and cash equivalent balances and had unrealized gains of $45,694 related to investments in U.S. Treasury bills and Aston mutual funds.

For the three months ended June 30, 2008, the Company recorded income before minority interest and provisions for income taxes of $2,303,371. Minority interest expense and income taxes for the period were $897,931 and $504,559, respectively. For the three months ended June 30, 2007, the Company recorded income before minority interest and provisions for income taxes of $2,561,647. Minority interest expense and income taxes for the period were $991,992 and $642,278, respectively.

The following table outlines Highbury’s income tax expenses for the three months ended June 30, 2008 and June 30, 2007.

	Three Months Ended June 30,
	2008	2007
Current	$251,237	$390,698
Deferred - intangible related	233,262	248,575
Deferred - other	20,060	3,005
Total	$504,559	$642,278

For further discussion of the Company’s income taxes, please refer to Note 5 of the condensed consolidated financial statements included elsewhere in this document.

Highbury earned net income of $900,881 in the three months ended June 30, 2008, as compared to $927,377 during the three months ended June 30, 2007.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

For the six months ended June 30, 2008, the Company earned net income of $1,525,160 on total operating revenue of $18,959,516, as compared to net income of $1,902,276 and operating revenue $21,671,433 for the six months ended June 30, 2007.

As of June 30, 2008, the Company had approximately $4.8 billion of total assets under management, compared to approximately $5.1 billion as of December 31, 2007. As of June 30, 2008, mutual fund assets under management were approximately $4.7 billion, compared to approximately $5.0 billion as of December 31, 2007, a decrease of approximately 6%. This decrease resulted from negative market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $296 million. For the six month period, net client outflows, which represent aggregate contributions from new and existing clients less withdrawals, were $17 million. In April 2008, the Company experienced redemptions of approximately $200 million from customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. For the six month period, the Company experienced net asset inflows of approximately $183 million from all other clients. During the six months ended June 30, 2007, the Company experienced net client outflows of $739 million offset by positive market appreciation and other adjustments of $377 million. The Company believes that recent improvements in the relative investment performance of many of the Aston Funds have led to improvements in our net asset flows. During the six months ended June 30, 2008, separate account assets under management increased from $145 million to $167 million.

The Company generated total operating revenue during the six months ended June 30, 2008 of $18,959,516, as compared to $21,671,433 during the six months ended June 30, 2007. This 13% decrease in revenue was largely attributable to the overall decline in assets under management from 2007 to 2008. Net advisory fees decreased from $19,148,311 in the first six months of 2007 to $16,579,964 for the same period in 2008, primarily as a result of lower average mutual fund balances. For the same reason, gross administration fees decreased from $2,229,652 in the first six months of 2007 to $2,097,345 for the same period in 2008. Net administration fees declined from $1,136,500 in the first six months of 2007 to $1,027,273 for the same period in 2008. Aston also earned money market service fees from ABN AMRO of $282,207 in the six months ended June 30, 2008, down slightly from $293,470 in the six months ended June 30, 2007.

Distribution and sub-advisory costs declined from $10,256,739 for the six months ended June 30, 2007 to $8,786,769 in the corresponding period in 2008. This 14% decline is attributable to the decline in assets under management from 2007 to 2008, as these expenses are directly related to the value of assets under management.

Compensation and related expenses were $3,146,604 for the six months ended June 30, 2008. Compensation and related expenses were $3,314,424 for the six months ended June 30, 2007. The Aston management team participates directly in the profitability of the business through their retention of any excess operating allocation which is paid as compensation. In the first quarter of 2007, Aston repaid a loan from Highbury for $840,000 in lieu of distributing the excess operating allocation as compensation. In 2008, all excess operation allocation was distributed as compensation to the Aston management team.

The Company incurred $95,056 of depreciation expense relating to Aston’s fixed assets in the first six months of 2008, compared to $80,223 in the first six months of 2007.

Other operating expenses increased from $2,571,213 for the six months ended June 30, 2007 to $2,662,026 for the six months ended June 30, 2008. These expenses include the operating expenses of Aston and Highbury for the periods and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the six months ended June 30, 2007 were $1,710,574, as compared to $1,957,108 during the first six months of 2008. Highbury’s direct operating expenses for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended,
	June 30,
	2008	2007
Professional fees	$434,288	$535,293
Insurance	111,615	127,821
Administrative fees	60,000	45,000
Travel and entertainment	44,244	57,629
Other expenses	54,771	94,896
	$704,918	$860,639

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills and Aston mutual funds. For the six months ended June 30, 2008, Highbury earned interest income on its cash balances of $71,291. The Company also had unrealized losses of $151,861 related to investments in Aston mutual funds. For the six months ended June 30, 2007, Highbury earned $206,774 on its cash and cash equivalent balances and had unrealized gains of $50,694 related to investments in U.S. Treasury bills and Aston mutual funds.

For the six months ended June 30, 2008, the Company recorded income before minority interest and provisions for income taxes of $4,188,491. Minority interest expense and income taxes for the period were $1,757,938 and $905,393, respectively. For the six months ended June 30, 2007, the Company recorded income before minority interest and provisions for income taxes of $5,706,302. Minority interest expense and income taxes for the period were $2,587,816 and $1,216,210, respectively.

The following table outlines Highbury’s income tax expenses for the six months ended June 30, 2008 and June 30, 2007.

	Six Months Ended June 30,
	2008	2007
Current	$472,394	$736,942
Deferred - intangible related	466,525	473,543
Deferred - other	(33,526)	5,725
Total	$905,393	$1,216,210

For further discussion of the Company’s income taxes, please refer to Note 5 of the condensed consolidated financial statements included elsewhere in this document.

Highbury earned net income of $1,525,160 in the six months ended June 30, 2008, as compared to $1,902,276 during the six months ended June 30, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Income	$900,881	$927,377	$1,525,160	$1,902,276
Intangible amortization	—	—	—	—
Intangible-related deferred taxes	233,262	248,575	466,525	473,543
Affiliate depreciation	45,997	45,359	95,056	80,223
Other non-cash expenses	—	—	—	—
Cash Net Income	$1,180,140	$1,221,311	$2,086,741	$2,456,042

Liquidity and Capital Resources

Highbury funds its business activities with a combination of operating income and the interest income earned on its cash and cash equivalent balances and expects to fund future acquisitions with retained net income or the issuance of debt or equity. As of June 30, 2008, Highbury had no borrowings outstanding. In the future, however, we will closely review our ratio of debt to Adjusted EBITDA (our "leverage ratio") as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our credit facility provides for a maximum total leverage ratio (including debt from all sources) of 5.0 times Adjusted EBITDA, although borrowings under the credit agreement are limited to 2.0 times Adjusted EBITDA. We believe this level is prudent for our business, although substantially higher levels of senior and subordinated debt in relation to Adjusted EBITDA may also be prudent to fund future acquisitions. Adjusted EBITDA means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) interest expense, plus (d) depreciation, plus (e) other non-cash expenses, plus (f) income tax expense. This definition of Adjusted EBITDA is consistent with the definition of EBITDA used in our credit facility. Adjusted EBITDA, as calculated by us, may not be consistent with computations of Adjusted EBITDA by other companies. For further information about the amendment to our credit facility, please refer to the section entitled “Credit Facility.”

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

As of June 30, 2008, the Company had $7,404,683 of cash and equivalents, $2,516,731 of investments, and $3,450,003 of accounts receivable. The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in June 2008. Aston receives its revenues generally within the first week of the month following the month in which they are earned. At June 30, 2008, the Company had accounts payable of $3,890,172, primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers. These payments are generally paid shortly after the receipt of the revenue discussed above. In addition, this figure includes $914,637 of distributions payable to the Aston management members which were subsequently paid in July 2008. Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. Going forward, we expect Aston will distribute all of its excess cash and cash equivalents on a quarterly basis to its owners, so we do not expect large cash and cash equivalents balances to accrue within Aston. Highbury will retain its cash and cash equivalents, and we expect our cash and cash equivalents balances will increase over time, until the cash and cash equivalents is used to fund acquisitions, service debt, if any, or repurchase our securities, if appropriate.

Management believes our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under the current credit facility and our ability to issue debt or equity securities will be sufficient to meet our present and reasonably foreseeable operating cash needs and future commitments.

Cash Flow from Operating Activities. Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes, depreciation and other items as well as the changes in our consolidated working capital. For the three months ended June 30, 2008, the Company received $2,105,897 of net cash flow from its operating activities. In addition to net income of $900,881, the Company’s cash flow was increased by $253,866 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes, by $269,213 relating to an increase in accounts payable and accrued expenses and by $897,931 relating to the Company’s minority interest in its affiliate. For the three months ended June 30, 2007, the Company received $3,212,855 of net cash flow from its operating activities. In addition to net income of $927,377, the Company’s cash flow was increased by $251,580 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes, by $535,487 relating to an increase in accounts payable and accrued expenses and by $991,992 relating to the Company’s minority interest in its affiliate.

For the six months ended June 30, 2008, the Company received $3,532,971 of net cash flow from its operating activities. In addition to net income of $1,525,160, the Company’s cash flow was increased by $433,543 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes and by $1,757,938 relating to the Company’s minority interest in its affiliate. Cash flow was reduced by a $608,180 relating to a decrease in accounts payable and accrued expenses. For the six months ended June 30, 2007, the Company received $7,153,073 of net cash flow from its operating activities. In addition to net income of $1,902,276, the Company’s cash flow was increased by $479,268 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes, by $1,371,243 relating to an increase in accounts payable and accrued expenses and by $2,587,816 relating to the Company’s minority interest in its affiliate.

Cash Flow from Investing Activities. Changes in net cash flow from investing activities will result primarily from capital expenditures, investments in new affiliates, investments in U.S. treasury securities with an original maturity in excess of 90 days or, from time to time, investments in new mutual funds created by Aston. In January 2008, Highbury invested $1,000,000 in the Aston/Smart Allocation ETF Fund, and in March 2008, Highbury invested $1,000,000 in the Aston/New Century Absolute Return ETF Fund. Highbury financed these investments through the sale of investments in U.S. treasury securities. In the second quarter of 2008, Highbury sold $400,000 of investments in the Aston/New Century Absolute Return ETF Fund and $500,000 of investments in the Aston/Smart Allocation ETF Fund. In March 2007, Highbury invested $1,000,010 in the Aston/River Road Small-Mid Cap Fund and purchased U.S. treasury securities of $1,499,971. In the second quarter of 2007, Highbury purchased U.S. treasury securities of $1,980,965. In addition, Aston purchased $2,756 and $104,490 in fixed assets in the six months ended June 30, 2008 and June 30, 2007, respectively. Cash flow from investing activities provided $903,767 in the three months ended June 30, 2008, as compared to a use of $951,590 in the three months ended June 30, 2007. Cash flow from investing activities provided $1,962,663 in the six months ended June 30, 2008, as compared to a use of $3,533,494 in the six months ended June 30, 2007.

Cash Flow from Financing Activities. Changes in net cash flow from financing activities will result primarily from the issuance of equity or debt or the repayment of any obligations which may arise thereunder, the repurchase of the Company’s outstanding securities or the payment of distributions to Aston’s minority interest holders. The Company distributed $853,731 and $1,808,802 to Aston’s minority interest holders during the three and six months ended June 30, 2008, respectively. The Company distributed $1,382,725 to Aston’s minority interest holders during the three and six months ended June 30, 2007. Additionally, during the first quarter of 2008, the Company repurchased 1,836,292 warrants for $1,823,083 and 400,372 shares for $1,735,611. Cash flow from financing activities used $853,731 in the three months ended June 30, 2008, as compared to a use of $1,382,725 in the three months ended June 30, 2007. Cash flow from financing activities used $5,367,496 in the six months ended June 30, 2008, as compared to a use of $1,382,725 in the six months ended June 30, 2007.

Credit Facility

We have available a credit agreement with City National Bank expiring on October 31, 2008, which provides for a revolving line of credit of up to $12.0 million. The credit agreement provides for a maximum total leverage ratio (including debt from all sources) of 5.0 times Adjusted EBITDA, although borrowings under the credit agreement are limited to 2.0 times Adjusted EBITDA, and incorporates a minimum fixed charge coverage ratio of 1.25x and a minimum net worth of $20 million. The credit facility may be used for working capital, general corporate purposes and repurchases of our outstanding securities, if appropriate.

Borrowings under our credit facility will bear interest, at our option, at either the fluctuating prime rate minus one-half of one percent (0.50%) per year or the LIBOR interest rate plus one and one-half percent (1.50%) per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on October 31, 2008. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%). As of June 30, 2008, we had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. As of June 30, 2008, we were in compliance with all of the covenant requirements under this credit facility.

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

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Income	$900,881	$927,377	$1,525,160	$1,902,276
Income tax expense	504,559	642,278	905,393	1,216,210
Interest expense	—	—	—	—
Intangible amortization	—	—	—	—
Depreciation and other amortization	45,997	45,359	95,056	80,223
Other non-cash expenses	—	—	—	—
Adjusted EBITDA	$1,451,437	$1,615,014	$2,525,609	$3,198,709

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

Agreements with Berkshire Capital

Highbury occupies office space provided by Berkshire Capital Securities LLC, or Berkshire Capital, pursuant to an office services agreement. Messrs. Cameron, Foote and Forth, our executive officers, are affiliated with Berkshire Capital. The office services agreement provides for a monthly fixed fee of $10,000 for office and secretarial services including use and access to our office in Denver, Colorado and those other office facilities of Berkshire Capital as we may reasonably require. In addition, certain employees of Berkshire Capital will provide us with financial reporting support on a daily basis. The term of the agreement is indefinite. The agreement is terminable by either party upon six months’ prior notice. The condensed consolidated statements of income for the three and six months ended June 30, 2008 include $30,000 and $60,000 related to this agreement, respectively. The condensed consolidated statements of income for the three and six months ended June 30, 2007 include $22,500 and $45,000 related to this agreement, respectively.

We have engaged Berkshire Capital to act as our non-exclusive financial advisor in connection with possible future acquisitions. In such capacity, Berkshire Capital will assist us in structuring, negotiating and completing acquisitions of targets identified by us and acknowledged by both us and Berkshire Capital as being subject to Berkshire Capital’s engagement. If we enter into an agreement to acquire such a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then we will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, we will pay Berkshire Capital $200,000 which will be credited against the success fee. We will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct. As of June 30, 2008, we had made no payments pursuant to this engagement.

Impact of Inflation

Our revenue is directly linked to the total assets under management within the 28 mutual funds and the separate accounts managed by Aston. Our total assets under management increase or decrease on a daily basis as a result of fluctuations in the financial markets and net asset flows from investors. While long-term returns in the financial markets have historically exceeded the rate of inflation, this may not be the case going forward. Our operating expenses are likely to be directly affected by inflation. Furthermore, we earn interest income on our cash balances. Current interest rates available to us may or may not exceed the current rate of inflation. In some cases, the impact of inflation could erode our purchasing power.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk in the six months ended June 30, 2008.  Please refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HIGHBURY FINANCIAL INC.

Dated: July 31, 2008	By: /s/ Richard S. Foote
Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: July 31, 2008	By: /s/ R. Bradley Forth
R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Section 302 Certification by CEO.
31.2	Section 302 Certification by CFO.
32	Section 906 Certification by CEO and CFO.