Form 10-Q
period 2008-09-30
HIGHBURY FINANCIAL INC
filed 2008-11-06
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 9,126,628 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$9,251,097	$7,276,545
Investments	1,543,215	4,635,507
Accounts receivable	3,283,596	3,502,142
Prepaid expenses	183,247	270,086
Prepaid taxes	81,027	-
Total current assets	14,342,182	15,684,280

Other Assets
Fixed assets, net	852,962	991,260
Identifiable intangibles	25,270,000	25,270,000
Goodwill	7,046,412	7,046,412
Deferred tax assets	418,669	952,209
Other long-term assets	669,485	169,464
Total other assets	34,257,528	34,429,345

Total assets	$48,599,710	$50,113,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,524,005	$4,549,216
Income taxes payable	30,839	97,758
Total current liabilities	4,554,844	4,646,974

Deferred rent	815,725	844,980
Total liabilities	5,370,569	5,491,954

Minority interest	840,000	840,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 9,126,628 and 9,527,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	913	953
Additional paid-in capital	51,834,830	55,393,484
Accumulated deficit	(9,446,602)	(11,612,766)
Total stockholders’ equity	42,389,141	43,781,671

Total liabilities and stockholders’ equity	$48,599,710	$50,113,625

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$9,595,927	$10,157,568	$28,555,443	$31,829,001

Operating expenses
Distribution and sub-advisory costs	(4,395,372)	(4,735,347)	(13,182,141)	(14,992,086)
Compensation and related expenses	(1,699,827)	(1,777,417)	(4,846,431)	(5,091,841)
Depreciation and amortization	(45,998)	(46,345)	(141,054)	(126,568)
Other operating expenses	(1,183,440)	(1,320,117)	(3,845,466)	(3,891,330)
Total operating expenses	(7,324,637)	(7,879,226)	(22,015,092)	(24,101,825)

Operating income	2,271,290	2,278,342	6,540,351	7,727,176

Other income
Interest income	19,643	135,146	90,934	341,920
Investment income (loss)	(346,085)	(473)	(497,946)	50,221
Total other income (loss)	(326,442)	134,673	(407,012)	392,141

Income before minority interest	1,944,848	2,413,015	6,133,339	8,119,317

Minority interest in net income of subsidiary	(891,104)	(947,709)	(2,649,042)	(3,535,525)

Income before provision for income taxes	1,053,744	1,465,306	3,484,297	4,583,792

Provision for income taxes	(412,740)	(572,607)	(1,318,133)	(1,788,817)

Net income	$641,004	$892,699	$2,166,164	$2,794,975

Weighted average shares outstanding, basic	9,126,628	9,527,000	9,170,068	9,527,000
Net income per share, basic	$0.07	$0.09	$0.24	$0.29

Weighted average shares outstanding, diluted	9,126,628	9,683,634	9,170,068	11,420,944
Net income per share, diluted	$0.07	$0.09	$0.24	$0.24

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at December 31, 2007	9,527,000	$953	$55,393,484	$(11,612,766)	$43,781,671
Redemption of common stock	(400,372)	(40)	(1,735,571)	-	(1,735,611)
Repurchase of warrants	-	-	(1,823,083)	-	(1,823,083)
Net income for the period	-	-	-	2,166,164	2,166,164
Balance at September 30, 2008	9,126,628	$913	$51,834,830	$(9,446,602)	$42,389,141

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$641,004	$892,699	$2,166,164	$2,794,975

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,998	46,345	141,054	126,568
Deferred taxes	99,997	134,706	533,540	613,974
Unrealized investment (gain) loss	369,556	(41,005)	524,261	(76,266)
Minority interest in net income of subsidiary	891,104	947,709	2,649,042	3,535,525
Deferred rent	(10,017)	88,470	(29,255)	244,994
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	166,407	188,163	218,546	490,963
Prepaid taxes	(81,027)	-	(81,027)	-
Prepaid expenses	(59,867)	(121,687)	86,839	25,440
Other current assets	-	(1,108)	-	11,547
Increase (decrease) in:
Accounts payable and accrued expenses	657,366	(524,334)	49,186	846,909
Income taxes payable	(62,061)	265,301	(66,919)	413,703
Net cash provided by operating activities	2,658,460	1,875,259	6,191,431	9,028,332

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	-	-	(2,000,000)	(4,480,946)
Proceeds from sales of investments	603,960	201,332	4,568,031	1,253,274
Increase in other long-term assets	(501,369)	-	(500,021)	-
Purchase of fixed assets	-	(10,232)	(2,756)	(114,722)
Net cash provided by (used in) investing activities	102,591	191,100	2,065,254	(3,342,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to minority interest holders	(914,637)	(991,992)	(2,723,439)	(2,374,717)
Redemption of common stock	-	-	(1,735,611)	-
Repurchase of warrants	-	-	(1,823,083)	-
Repurchase of underwriters’ purchase option	-	(1,300,000)	-	(1,300,000)
Net cash used in financing activities	(914,637)	(2,291,992)	(6,282,133)	(3,674,717)

Net increase (decrease) in cash and cash equivalents	1,846,414	(225,633)	1,974,552	2,011,221
Cash and cash equivalents - beginning of period	7,404,683	8,485,559	7,276,545	6,248,705
Cash and cash equivalents - end of period	$9,251,097	$8,259,926	$9,251,097	$8,259,926

Supplemental schedule of non-cash financing and investing activities:
Leasehold improvements paid by landlord	$-	$-	$-	$522,360

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$460,000	$172,600	$936,708	$761,139

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 of Highbury Financial, Inc. and Subsidiary (“Company” or “Highbury”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results have been included. All material intercompany balances and transactions have been eliminated.  Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the current period’s presentation. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 28, 2008 and amended on May 2, 2008, includes additional information about Highbury, its operations and its financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

Investments

The Company carries its investments in government securities, primarily 6-month Treasury bills, if any, and its investments in certain mutual funds managed by its majority owned subsidiary, Aston Asset Management LLC (“Aston”), invested as initial seed capital, at fair value based on quoted market prices. The Company reflected interest received and accrued on Treasury bills in interest income and changes in fair value of mutual funds, which were $(346,085) and $(497,946) for the three and nine months ended September 30, 2008, respectively, in Investment income (loss). For the three and nine months ended September 30, 2007, the Company similarly reflected interest received and accrued on Treasury bills in interest income and changes in fair value of mutual funds, which were $(473) and $50,221, respectively.

Investments consist of the following:

	September 30,	December 31,
	2008	2007

U.S. Treasury bills	$-	$3,064,071
Aston mutual funds	1,543,215	1,571,436
	$1,543,215	$4,635,507

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other guidance under GAAP. We do not anticipate the adoption of this FSP will have a material effect on the Company’s financial statements. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

2.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2008	2007

Payable to sub-advisors	$1,094,145	$1,173,769
Payable to brokers	381,321	455,987
Payable to minority interest	873,400	965,500
Accrued compensation payable	1,042,802	1,072,280
Accrued professional fees	562,494	473,507
Other payables	569,843	408,173
	$4,524,005	$4,549,216

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

•	exceeds $41.8 million, Aston and Highbury will collectively pay to AAAMHI the difference between the Target Revenue and $41.8 million, up to a total aggregate payment of $3.8 million; or
•	is less than $34.2 million, AAAMHI will pay to Aston and Highbury the difference between the $34.2 million and the Target Revenue, up to a total aggregate payment of $3.8 million.

In the event that Highbury were to acquire other mutual fund investment managers and the trustees of those mutual funds were to retain sub-advisers affiliated with the Sellers, such revenues would be included in the calculation of Target Revenue. For the six-month period ended September 30, 2008 the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Target Funds was $33.2 million. Highbury has not accrued any receivable or liability for this contingency. The contingent adjustment payment, if any, will be accounted for as an increase or decrease in goodwill ultimately settled in cash.

b.  On August 1, 2005, the Company’s officers and directors and their affiliates (the “Initial Stockholders”) purchased 1,725,000 shares of common stock (as adjusted for a subsequent stock dividend), which we refer to as the founding shares. Simultaneously with the Company’s initial public offering (the “Offering”), all of the Initial Stockholders purchased an aggregate of 166,667 units from the Company in a private placement (the “Private Placement”). The Initial Stockholders are entitled to registration rights with respect to the shares of common stock and warrants of the Company owned by them. The holders of the majority of the shares held by the Initial Stockholders are entitled to make up to two demands that the Company register these shares and any other warrants or shares of the Company owned by them (excluding the shares purchased in the Private Placement) at any time commencing on the date the founding shares are released from escrow. Following their release from escrow, the founding shares may also be eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended. In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed subsequent to the date the founding shares are released from escrow. The holders of a majority of the units purchased in the Private Placement are entitled to make up to two demands that the Company register the shares, warrants and shares underlying the warrants comprising such units at any time. In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements. The shares purchased in the Private Placement may also be eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

The founding shares have been placed in escrow until the earliest of: (1) January 31, 2009; (2) the Company’s liquidation; and (3) the consummation of a liquidation, merger or stock exchange, stock purchase or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. During the escrow period, the Initial Stockholders may not sell or transfer their founding shares except among the Initial Stockholders, to their spouses and children or trusts established for their benefit, by virtue of the laws of descent and distribution upon the death of any Initial Stockholder or pursuant to a qualified domestic relations order. The Initial Stockholders retain all other rights as stockholders, including, without limitation, the right to vote their shares and receive cash dividends, if declared.

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

4.  Economic Dependency

Relationships with a limited number of clients account for a significant majority of Highbury’s revenue. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 96% of our assets under management as of September 30, 2008, is comprised of 26 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 26 funds, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund contributed approximately 33%, 18% and 13% of the revenues of Aston, respectively, in September 2008. Additionally, as of September 30, 2008, approximately 11% of our assets under management and 11% of our revenues were generated by customers sourced through a firm which was previously affiliated with the Sellers but was subsequently sold to an unaffiliated third party. These various client concentrations leave Highbury vulnerable to any adverse change in the financial condition of any of its major clients. The loss of any of these relationships may have a material adverse impact on the Company’s revenue. The Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund contributed approximately 34% and 17% of the revenues of Aston, respectively, in September 2007.

5.  Income Taxes

The provisions for income taxes for the three and nine month periods ended September 30, 2008 and 2007 consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Current
Federal	$251,739	$370,185	$609,770	$963,976
State	60,460	67,716	174,823	210,867
Deferred
Federal	88,970	108,540	472,135	494,710
State	11,571	26,166	61,405	119,264
	$412,740	$572,607	$1,318,133	$1,788,817

The sources of the net deferred tax assets are as follows:

	September 30,	December 31,
	2008	2007

Expenses deferred for income tax purposes	$550,117	$383,869
(Amortization of)/Impairment of intangibles	(131,448)	568,340
Deferred tax assets	$418,669	$952,209

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net income	$641,004	$892,699	$2,166,164	$2,794,975

Denominator:
Average shares outstanding - basic	9,126,628	9,527,000	9,170,068	9,527,000
Effect of dilutive instruments:
Warrants	-	156,634	-	1,893,944
Average shares outstanding - diluted	9,126,628	9,683,634	9,170,068	11,420,944

The Company’s dilutive instruments outstanding include warrants which became exercisable on January 25, 2007. There are no effects of dilutive instruments included in the 2008 calculations because the warrants were out of the money based on the weighted average prices for the Company’s common stock during the periods. In the first quarter of 2008, the Company repurchased 1,836,292 warrants for $1,823,083 and 400,372 shares for $1,735,611. As of September 30, 2008, the Company had 13,983,708 warrants outstanding.

During the three and nine months ended September 30, 2007, the Company’s dilutive instruments outstanding included 15,820,000 warrants which became exercisable on January 25, 2007. The dilutive effect of the warrants is calculated using the treasury stock method and the average share price during the period.

7.  Related Person Transactions

Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties as such are defined in SFAS No. 57, “Related Party Disclosures” (“SFAS 57”). In the three and nine months ended September 30, 2008, Aston earned advisory fees of $8,164,734 and $24,263,297, respectively, and administrative fees of $1,029,219 and $3,126,564, respectively, from the Aston Funds. These fees, in total, accounted for approximately 96% of Aston’s total revenue during both periods. In the three and nine months ended September 30, 2007, Aston earned advisory fees of $8,660,761 and $27,217,354, respectively, and administrative fees of $1,077,026 and $3,306,678, respectively, from the Aston Funds. These fees, in total, accounted for approximately 95% and 96% of Aston’s total revenue for each of the three and nine months ended September 30, 2007, respectively. As of September 30, 2008 and December 31, 2007, the Company’s balance sheets include accounts receivable of $2,791,629 and $3,093,885, respectively, associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees were earned.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company had agreed to pay Berkshire Capital $7,500 per month for such facilities and services commencing on January 26, 2006. The Company agreed to increase this payment to $10,000 per month effective November 1, 2007. The condensed consolidated statements of income for the three and nine months ended September 30, 2008 include $30,000 and $90,000 related to this agreement, respectively. The condensed consolidated statements of income for the three and nine months ended September 30, 2007 include $22,500 and $67,500 related to this agreement, respectively. The agreement is terminable by either party upon six months’ prior notice.

7.  Credit Facility

On October 1, 2008, the Company and City National Bank executed an amendment to the credit agreement, dated as of November 9, 2006, as amended by a First Amendment to Credit Agreement dated October 31, 2007 (the “Amended Credit Agreement”), which provides for an extension of the Amended Credit Agreement through September 30, 2009 and modifies certain provisions of the Amended Credit Agreement (the “Second Amendment to Credit Agreement”). The Second Amendment to Credit Agreement increases the rate at which borrowings will bear interest to, at the Company’s option, either the LIBOR interest rate plus two and three quarters percent (2.75%) per year or the fluctuating prime rate plus one half of one percent (0.50%) per year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 28, 2008 and amended on May 2, 2008.

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

•
we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing affiliate, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

•
those certain other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 28, 2008 and amended on May 2, 2008, and in any other filings we make with the Securities and Exchange Commission from time to time.

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

As of September 30, 2008 the Company had approximately $4.5 billion of total assets under management, compared to approximately $4.8 billion as of June 30, 2008. As of September 30, 2008, Aston managed 26 no-load mutual funds, comprised of 25 equity funds and 1 fixed income fund, with approximately $4.3 billion of mutual fund assets under management. As of September 30, 2008, 12 of the mutual funds carried an overall Morningstar RatingTM of three stars or better, including six four-star funds and two five-star funds. Of the 26 funds, 12 are relatively new and are not currently rated by Morningstar. The 25 equity funds are classified across each of the nine Morningstar RatingTM style boxes, giving Aston wide coverage of the public equity investment spectrum and multiple sources of revenue. Aston intends to expand its assets under management with a combination of internal growth, new product development and accretive acquisitions.

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

Pursuant to the asset purchase agreement, Highbury and Aston paid $38.6 million in cash to AAAMHI. The asset purchase agreement provides for a contingent adjustment payment in cash shortly after the second anniversary of the date of the closing of the acquisition (November 30, 2008), as follows: in the event the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the sellers applicable to the target funds for the six months prior to the second anniversary of the date of the closing of the acquisition, or the target revenue, (x) exceeds $41.8 million, we will pay to AAAMHI the difference between the target revenue and $41.8 million, up to a total aggregate payment of $3.8 million, or (y) is less than $34.2 million, AAAMHI will pay to us the difference between the $34.2 million and the target revenue, up to a total aggregate payment of $3.8 million. For the six-month period ended September 30, 2008 the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the target funds was $33.2 million. Highbury has not accrued any receivable or liability for this contingency. The contingent adjustment payment, if any, will be accounted for as an increase or decrease in goodwill ultimately settled in cash.

The acquired business was founded in 1993 within Alleghany Corporation by employees of Aston to manage open-end investment funds for retail and institutional clients in the United States. Originally, the acquired business employed investment advisers affiliated with its parent to manage the assets of the funds, while it centralized the distribution, marketing, reporting and other operations of the fund family. As the business developed, the acquired business created new mutual funds managed by experienced independent investment advisers. Historically, the acquired business utilized seven different entities to manage the equity funds, of which five were current or former affiliates of the sellers and two were independent. Aston now employs 16 different sub-advisors of which five are current or former affiliates of the sellers and 11 are independent. Aston’s relationship with the sub-advisers currently or formerly affiliated with the sellers is supported by limited non-compete provisions and certain capacity guarantees in certain products to benefit Aston. This arrangement is intended to ensure that the investment philosophies and processes guiding the mutual funds in the future are consistent with their historical investment philosophies and processes.

Between the consummation of the acquisition and September 30, 2008, Aston opened 13 new equity mutual funds including three funds in the first quarter of 2008. These funds are set forth in the table below.

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

Between the consummation of the acquisition and September 30, 2008, Aston closed or merged six mutual funds as a result of poor investment performance, portfolio manager turnover or other reasons, including two fixed income mutual funds closed during the third quarter of 2008. Aston intends to manage its family of mutual funds in response to client demands, and may open new funds or close existing funds over time, as appropriate.

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

Business Overview. Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of September 30, 2008, Aston was reimbursing 21 mutual funds whose expenses exceed the applicable expense cap.

Relationships with a limited number of clients account for a significant majority of our revenue. We expect that Aston’s relationships with these clients will continue to account for a substantial portion of our total revenue in future periods. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 96% of our assets under management, is comprised of 26 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 26 funds, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund account for approximately 33%, 18% and 13%, respectively, of the revenues of Aston in September 2008. Additionally, as of September 30, 2008, approximately 11% of our assets under management and 11% of our revenues are generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

Our level of profitability will depend on a variety of factors, including:

•	those affecting the global financial markets generally and the equity markets particularly, which could potentially result in considerable increases or decreases in our assets under management;

•
our revenue, which is dependent on our ability to maintain or increase assets under management by maintaining existing investment advisory relationships and fee structures, retaining our current clients, marketing our services successfully to new clients and obtaining favorable investment results;

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

Recent Market Developments

In reaction to the global credit crisis, global equity markets declined significantly in September and October of 2008. For example, the S&P 500 Index declined approximately 24% during the two month period ending October 31, 2008. Our assets under management have declined during this period. Continuing deterioration in market conditions and/or declines in our assets under management could materially impact our revenue, operating margin and net income in the fourth quarter of 2008 and into 2009.

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

•
Total Revenue. Total revenue for Aston is equal to the sum of the advisory fees, administrative fees and money market service fees earned by the business in a given period. We operate Aston under a revenue sharing structure through which Highbury receives a fixed percentage (18.2%) of the total revenue, net of sub-administrative fees, earned by Aston. In addition, Highbury earns interest income on its cash balances which we recognize as non-operating income in the condensed consolidated financial statements.

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

Description of Certain Line Items

Following is a description of the components of certain line items from our condensed consolidated financial statements:

•
Revenue. Aston generates advisory fees based on a fixed percentage of the daily weighted average assets under management for each fund and receives these fees on a monthly basis. For many funds, Aston provides an expense cap which guarantees to investors that the total expenses of a fund will not exceed a fixed percentage of the total assets under management. For small funds, the fixed expenses for fund accounting, client reporting, printing and other expenses, when combined with the investment advisory fees and administrative fees, cause a fund’s total expenses to exceed the expense cap. In such cases, Aston reimburses the funds for the excess fixed expenses or waives a portion of the investment advisory fee, so as to keep the total expenses of the fund at or below the expense cap. Aston’s advisory fees include investment advisory fees from all of the funds, net of all fee waivers and expense reimbursements. Aston also generates advisory fees based on a fixed percentage of either monthly or quarterly assets under management for a variety of separately managed accounts. Additionally, Aston generates administration fees for providing administration services. Such services include marketing and customer relations, bookkeeping and internal accounting functions, and legal, regulatory and board of trustees support. Finally, Aston earns monthly fees from Fortis Investment Management USA, Inc. or Fortis, in return for providing administration services to six money market funds which are advised by Fortis.

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

•
Compensation and Related Expenses. As of September 30, 2008, Aston employed 37 full-time employees. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently has no employees and provides no compensation to its officers or directors.

•
Other Operating Expenses. The most significant components of other operating expenses include professional fees, insurance, occupancy, marketing and advertising, voice and data communication and travel and entertainment expenses.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations for the purposes of this document are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

The Company’s significant accounting policies are presented in Note 1 to its unaudited condensed consolidated financial statements included elsewhere herein and in Note 1 to its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 28, 2008 and amended on May 2, 2008. The following summaries should be read in conjunction with those condensed consolidated financial statements and the related notes. While all accounting policies affect the condensed consolidated financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the condensed consolidated financial statements and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are the policies related to principles of consolidation, investments, goodwill and intangible assets, revenue recognition and income taxes.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of Highbury and Aston, in which Highbury has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Highbury is the manager member of Aston and owns 65% of Aston. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses (referred to as the operating allocation), while the remaining portion of revenue (referred to as the owners’ allocation) is allocable to Highbury and the other members, with a priority to Highbury. The portion of the income of Aston allocated to owners other than Highbury is included in minority interest in the Consolidated Statements of Income. Minority interest on the Consolidated Balance Sheets includes capital and undistributed income owned by the management members of Aston. All material intercompany balances and transactions have been eliminated in consolidation.

Investments. In 2007, the Company elected to adopt the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Company carries its investments in government securities, primarily 6-month Treasury bills, if any, and its investments in certain mutual funds managed by Aston at fair value based on quoted market prices. The Company reflects interest paid and accrued on Treasury bills in Interest income and changes in fair value of mutual funds in Investment income (loss).

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

Revenue Recognition. Highbury derives its operating revenues from Aston, its majority-owned subsidiary. Highbury also earns interest income on its cash balances. Aston earns investment advisory and administrative fees for services provided to the Aston Funds, six money market funds advised by Fortis and a limited number of separately managed accounts. These fees are primarily based on predetermined percentages of the market value of the assets under management and are billed in arrears of the period in which they are earned. These fees are recognized over the period in which services are performed unless facts and circumstances would indicate that collectibility of the fees is not reasonably assured. Fee waivers and expense reimbursements to certain of the Aston Funds in accordance with agreements are reported as an offset to investment advisory fees. Management has determined that no allowance for doubtful accounts is necessary due to all fees being collected within one month from the date of invoice.

Income Taxes. Deferred tax assets and liabilities are primarily the result of timing differences between the carrying value of assets and liabilities and the deductibility of operating expenses for financial reporting and income tax purposes. Deferred tax assets arise from financial statement impairment and tax amortization of the Company’s acquired intangible assets as well as certain expenses deferred for tax purposes and the unrealized gains and losses on mutual fund investments. We amortize acquired intangible assets over a 15-year period for tax purposes only, reducing their tax basis and generating deferred taxes each reporting period.

Recently Issued Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. SFAS No. 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. We do not anticipate the adoption of SFAS No. 161 will have a material effect on the Company’s financial statements.

In April 2008, the FASB issued Final FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other guidance under U.S. generally accepted accounting principles (“GAAP”). We do not anticipate the adoption of this FSP will have a material effect on the Company’s financial statements. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited.

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

Management does not believe any other recently issued, but not yet effective, accounting standard if adopted in its current form would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

For the three months ended September 30, 2008, the Company earned net income of $641,004 on total revenue of $9,595,927, as compared to net income of $892,699 and revenue $10,157,568 for the three months ended September 30, 2007. The following table summarizes the components of revenue, weighted average assets under management and the weighted average fee basis for the period.
	For the three months ended September 30, 2008
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$8,428,388	$4,767	(1)	0.71%
Net administrative fees(2)	506,678	7,570	(3)	0.03%
Money market service fees	138,320	2,971		0.02	% (4)
	$9,073,386	4,767	(5)	0.76	% (5)

	For the three months ended September 30, 2007
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$8,935,606	$5,095	(1)	0.70%
Net administrative fees(2)	546,645	8,099	(3)	0.03%
Money market service fees	144,936	3,137		0.02	% (4)
	$9,627,187	5,095	(5)	0.76	% (5)

(1)	Includes long-term mutual fund and separate account assets under management.

(2)
Administrative fees are presented net of sub-administration fees paid to a third party to be consistent with the methodology used in calculating the revenue sharing arrangement with Aston. Gross administration fees were $1,029,219 and $1,077,026 in the three months ended September 30, 2008 and 2007, respectively.

(3)	Aston provides administrative services to the Aston Funds, as well as six money market mutual funds managed by Fortis.

(4)
Aston receives a money market service fee from Fortis equal to $550,000 per annum plus 0.0001% of the weighted average assets under management in the six money market mutual funds in excess of $3 billion. The fee is accrued and paid monthly.

(5)
For an estimate of the overall weighted average fee basis, we use the total fees from all sources and the weighted average assets under management for which we provide investment advisory services (Note 1 above).

As of September 30, 2008, the Company had approximately $4.5 billion of total assets under management, compared to approximately $4.8 billion as of June 30, 2008. As of September 30, 2008, mutual fund assets under management were approximately $4.3 billion, compared to approximately $4.7 billion as of June 30, 2008, a decrease of approximately 7%. This aggregate decline in mutual fund assets under management of $338 million resulted from a combination of (i) negative market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $488 million and (ii) net client inflows, which represent aggregate contributions from new and existing clients less withdrawals, of approximately $150 million. During the three months ended September 30, 2007, the Company experienced net client outflows of $246 million partially offset by positive market appreciation and other adjustments of $137 million. The Company believes that recent improvements in the relative investment performance of many of the Aston Funds have led to our net client inflows. During the three months ended September 30, 2008, separate account assets under management decreased from $167 million to $159 million.

The Company generated total operating revenue during the three months ended September 30, 2008 of $9,595,927, as compared to $10,157,568 during the three months ended September 30, 2007. This 6% decrease in revenue was largely attributable to the overall decline in assets under management from 2007 to 2008. Weighted average assets under management, as presented above, decreased from approximately $5.1 billion in the third quarter of 2007 to approximately $4.8 billion in the third quarter of 2008, a decline of approximately 6%. The Company’s overall weighted average fee basis remained flat at 0.76% for the three months ended September 30, 2008 as compared to the prior year period. Net advisory fees decreased from $8,935,606 in the third quarter of 2007 to $8,428,388 for the same period in 2008, primarily as a result of lower average mutual fund balances. For the same reason, gross administration fees decreased from $1,077,026 in the third quarter of 2007 to $1,029,219 in the third quarter of 2008. Net administration fees declined from $546,645 in the third quarter of 2007 to $506,678 in the third quarter of 2008. Aston also earned money market service fees from Fortis of $138,320 in the three months ended September 30, 2008, down from $144,936 in the three months ended September 30, 2007.

Distribution and sub-advisory costs declined from $4,735,347 for the three months ended September 30, 2007 to $4,395,372 in the corresponding period in 2008. This 7% decline is attributable to the decline in weighted average assets under management from 2007 to 2008, as these expenses are directly related to the value of assets under management.

Compensation and related expenses were $1,699,827 for the three months ended September 30, 2008. Compensation and related expenses were $1,777,417 for the three months ended September 30, 2007. The Aston management team participates directly in the profitability of the business through their retention of any excess operating allocation which is paid as compensation. Because of the lower level of assets under management in the third quarter of 2008, as compared to the third quarter of 2007, there was a lower level of excess operating allocation available to pay as compensation to the Aston management team.

The Company incurred $45,998 of depreciation expense relating to Aston’s fixed assets in the third quarter of 2008, compared to $46,345 in the third quarter of 2007.

Other operating expenses decreased from $1,320,117 for the three months ended September 30, 2007 to $1,183,440 for the three months ended September 30, 2008. These expenses include the operating expenses of Aston and Highbury for the periods and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the three months ended September 30, 2007 were $934,033, as compared to $928,234 during the three months ended September 30, 2008. Highbury’s direct operating expenses for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended,
	September 30,
	2008	2007
Professional fees	$125,287	$187,745
Insurance	44,355	59,418
Administrative fees	30,000	22,500
Travel and entertainment	20,475	70,002
Other expenses	35,089	46,419
	$255,206	$386,084

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills and Aston mutual funds. For the three months ended September 30, 2008, Highbury earned interest income on its cash and cash equivalent balances of $19,643. The Company also had realized and unrealized losses of $346,085 related to investments in Aston mutual funds. For the three months ended September 30, 2007, Highbury earned $135,146 on its cash and cash equivalent balances and had unrealized losses of $473 related to investments in U.S. Treasury bills and Aston mutual funds.

For the three months ended September 30, 2008, the Company recorded income before minority interest and provisions for income taxes of $1,944,848. Minority interest expense and income taxes for the period were $891,104 and $412,740, respectively. For the three months ended September 30, 2007, the Company recorded income before minority interest and provisions for income taxes of $2,413,015. Minority interest expense and income taxes for the period were $947,709 and $572,607, respectively.

The following table outlines Highbury’s income tax expenses for the three months ended September 30, 2008 and September 30, 2007.

	Three Months Ended September 30,
	2008	2007
Current	$312,199	$437,901
Deferred - intangible related	233,263	236,772
Deferred - other	(132,722)	(102,066)
Total	$412,740	$572,607

For further discussion of the Company’s income taxes, please refer to Note 5 of the condensed consolidated financial statements included elsewhere in this document.

Highbury earned net income of $641,004 in the three months ended September 30, 2008, as compared to $892,699 during the three months ended September 30, 2007.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

For the nine months ended September 30, 2008, the Company earned net income of $2,166,164 on total revenue of $28,555,443, as compared to net income of $2,794,975 and revenue of $31,829,001 for the nine months ended September 30, 2007.

As of September 30, 2008, the Company had approximately $4.5 billion of total assets under management, compared to approximately $5.1 billion as of December 31, 2007. As of September 30, 2008, mutual fund assets under management were approximately $4.3 billion, compared to approximately $5.0 billion as of December 31, 2007, a decrease of approximately 14%. This aggregate decline in mutual fund assets under management of $651 million resulted from a combination of (i) negative market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $790 million and (ii) net client inflows, which represent aggregate contributions from new and existing clients less withdrawals, of approximately $139 million. In April 2008, the Company experienced redemptions of approximately $200 million from customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. For the nine month period, the Company experienced net asset inflows of approximately $339 million from all other clients. During the nine months ended September 30, 2007, the Company experienced net client outflows of $976 million partially offset by positive market appreciation and other adjustments of $503 million. The Company believes that recent improvements in the relative investment performance of many of the Aston Funds have led to improvements in our net client flows. During the nine months ended September 30, 2008, separate account assets under management increased from $145 million to $159 million.

The Company generated total operating revenue during the nine months ended September 30, 2008 of $28,555,443, as compared to $31,829,001 during the nine months ended September 30, 2007. This decrease in revenue of approximately 10% was largely attributable to the overall decline in assets under management from 2007 to 2008. Net advisory fees decreased from $28,083,917 in the first nine months of 2007 to $25,008,352 for the same period in 2008, primarily as a result of lower average mutual fund balances. For the same reason, gross administration fees decreased from $3,306,678 in the first nine months of 2007 to $3,126,564 for the same period in 2008. Net administration fees declined from $1,683,145 in the first nine months of 2007 to $1,533,951 for the same period in 2008. Aston also earned money market service fees from Fortis of $420,527 in the nine months ended September 30, 2008, down from $438,406 in the nine months ended September 30, 2007.

Distribution and sub-advisory costs declined from $14,992,086 for the nine months ended September 30, 2007 to $13,182,141 in the corresponding period in 2008. This decline of approximately 12% is attributable to the decline in assets under management from 2007 to 2008, as these expenses are directly related to the value of assets under management.

Compensation and related expenses were $4,846,431 for the nine months ended September 30, 2008. Compensation and related expenses were $5,091,841 for the nine months ended September 30, 2007. The Aston management team participates directly in the profitability of the business through their retention of any excess operating allocation which is paid as compensation. Because of the lower level of assets under management in the first nine months of 2008, as compared to the first nine months of 2007, there was a lower level of excess operating allocation available to distribute as compensation to the Aston management team.

The Company incurred $141,054 of depreciation expense relating to Aston’s fixed assets in the first nine months of 2008, compared to $126,568 in the first nine months of 2007.

Other operating expenses decreased from $3,891,330 for the nine months ended September 30, 2007 to $3,845,466 for the nine months ended September 30, 2008. These expenses include the operating expenses of Aston and Highbury for each period and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the nine months ended September 30, 2007 were $2,644,607, as compared to $2,885,342 during the first nine months of 2008. Highbury’s direct operating expenses for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended,
	September 30,
	2008	2007
Professional fees	$559,575	$723,038
Insurance	155,970	187,239
Administrative fees	90,000	67,500
Travel and entertainment	64,719	127,631
Other expenses	89,860	141,315
	$960,124	$1,246,723

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills and Aston mutual funds. For the nine months ended September 30, 2008, Highbury earned interest income on its cash and cash equivalent balances of $90,934. The Company also had realized and unrealized losses of $497,946 related to investments in Aston mutual funds. For the nine months ended September 30, 2007, Highbury earned $341,920 on its cash and cash equivalent balances and had realized and unrealized gains of $50,221 related to investments in U.S. Treasury bills and Aston mutual funds.

For the nine months ended September 30, 2008, the Company recorded income before minority interest and provisions for income taxes of $6,133,339. Minority interest expense and income taxes for the period were $2,649,042 and $1,318,133, respectively. For the nine months ended September 30, 2007, the Company recorded income before minority interest and provisions for income taxes of $8,119,317. Minority interest expense and income taxes for the period were $3,535,525 and $1,788,817, respectively.

The following table outlines Highbury’s income tax expenses for the nine months ended September 30, 2008 and September 30, 2007.

	Nine Months Ended September 30,
	2008	2007
Current	$784,593	$1,174,843
Deferred - intangible related	699,788	710,315
Deferred - other	(166,248)	(96,341)
Total	$1,318,133	$1,788,817

For further discussion of the Company’s income taxes, please refer to Note 5 of the condensed consolidated financial statements included elsewhere in this document.

Highbury earned net income of $2,166,164 in the nine months ended September 30, 2008, as compared to $2,794,975 during the nine months ended September 30, 2007.

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

Since our acquired assets do not generally depreciate or require replacement by us, and since they generate deferred tax expenses that are unlikely to reverse, we add back these non-cash expenses to Net Income to measure operating performance. We will add back amortization attributable to acquired client relationships because this expense does not correspond to the changes in value of these assets, which do not diminish predictably over time. The portion of deferred taxes generally attributable to intangible assets (including goodwill) that we do not amortize but which generates tax deductions is added back, because these benefits would be realized only in the event of a future sale of Aston or an impairment charge. We add back the portion of consolidated depreciation expense incurred by Aston because under Aston’s operating agreement we are not required to replenish these depreciating assets. We also add back expenses that we incur for financial reporting purposes for which there is no corresponding cash expense because such expenses cause our Net Income to be understated relative to our ability to generate cash flow to service debt, if any, finance accretive acquisitions, and repurchase securities, if appropriate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Income	$641,004	$892,699	$2,166,164	$2,794,975
Intangible amortization	—	—	—	—
Intangible-related deferred taxes	233,263	236,772	699,788	710,315
Affiliate depreciation	45,998	46,345	141,054	126,568
Other non-cash expenses	—	—	—	—
Cash Net Income	$920,265	$1,175,816	$3,007,006	$3,631,858

Liquidity and Capital Resources

Highbury funds its business activities with a combination of operating income and the interest income earned on its cash and cash equivalent balances and expects to fund future acquisitions with retained net income or the issuance of debt or equity. As of September 30, 2008, Highbury had no borrowings outstanding. In the future, however, we will closely review our ratio of debt to Adjusted EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our credit facility provides for a maximum total leverage ratio (including debt from all sources) of 5.0 times Adjusted EBITDA, although borrowings under the credit agreement are limited to 2.0 times Adjusted EBITDA. We believe this level is prudent for our business, although substantially higher levels of senior and subordinated debt in relation to Adjusted EBITDA may also be prudent to fund future acquisitions. Adjusted EBITDA means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) interest expense, plus (d) depreciation, plus (e) other non-cash expenses, plus (f) income tax expense. This definition of Adjusted EBITDA is consistent with the definition of EBITDA used in our credit facility. Adjusted EBITDA, as calculated by us, may not be consistent with computations of Adjusted EBITDA by other companies. For further information about our credit facility, please refer to the section entitled “Credit Facility.”

Current market conditions may make it more difficult for us to complete an acquisition through the use of debt financing because of the reduced availability of debt at appropriate terms. A decrease in our assets under management caused by negative market conditions could have an adverse effect on the distributions we receive from Aston and potential future affiliates and limit our ability to repay our borrowings, including any debt issued to finance an acquisition. In addition, our ability to make accretive acquisitions through the issuance of additional equity is dependent upon the relationship between the market value of our outstanding common stock and the pricing of any transaction. If the price of our common stock remains at or near its current level, it may be more difficult for us to issue additional equity to finance an acquisition. The inability to complete accretive acquisitions may negatively impact our growth, results of operations or financial condition.

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

As of September 30, 2008, the Company had $9,251,097 of cash and equivalents, $1,543,215 of investments and $3,283,596 of accounts receivable. The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in September 2008. Aston receives its revenues generally within the first week of the month following the month in which they are earned. At September 30, 2008, the Company had accounts payable and accrued expenses of $4,524,005, primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers. These payments are generally paid shortly after the receipt of the revenue discussed above. In addition, this figure includes $873,400 of distributions payable to the Aston management members which were subsequently paid in October 2008. Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. Going forward, we expect Aston will distribute all of its excess cash and cash equivalents on a quarterly basis to its owners, so we do not expect large cash and cash equivalents balances to accrue within Aston. Highbury will retain its cash and cash equivalents, and we expect our cash and cash equivalents balances will increase over time, until the cash and cash equivalents is used to fund acquisitions, service debt, if any, or repurchase our securities, if appropriate.

Management believes our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under the current credit facility and our ability to issue debt or equity securities will be sufficient to meet our present and reasonably foreseeable operating cash needs and future commitments.

Cash Flow from Operating Activities. Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes, depreciation and other items as well as the changes in our consolidated working capital. For the three months ended September 30, 2008, the Company received $2,658,460 of net cash flow from its operating activities. In addition to net income of $641,004, the Company’s cash flow was increased by $99,997 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes and by $891,104 relating to the Company’s minority interest in its affiliate. Cash flow was further increased by $657,366 relating to an increase in accounts payable and accrued expenses. For the three months ended September 30, 2007, the Company received $1,875,259 of net cash flow from its operating activities. In addition to net income of $892,699, the Company’s cash flow was increased by $134,706 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes and by $947,709 relating to the Company’s minority interest in its affiliate.  Cash flow was decreased by $524,334 relating to a decrease in accounts payable and accrued expenses.

For the nine months ended September 30, 2008, the Company received $6,191,431 of net cash flow from its operating activities. In addition to net income of $2,166,164, the Company’s cash flow was increased by $533,540 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes and by $2,649,042 relating to the Company’s minority interest in its affiliate. Cash flow was further increased by $49,186 relating to an increase in accounts payable and accrued expenses. For the nine months ended September 30, 2007, the Company received $9,028,332 of net cash flow from its operating activities. In addition to net income of $2,794,975, the Company’s cash flow was increased by $613,974 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes, by $846,909 relating to an increase in accounts payable and accrued expenses and by $3,535,525 relating to the Company’s minority interest in its affiliate.

Cash Flow from Investing Activities. Changes in net cash flow from investing activities will result primarily from capital expenditures, investments in new affiliates, investments in U.S. Treasury securities with an original maturity in excess of 90 days or, from time to time, investments in new mutual funds created by Aston. In January 2008, Highbury invested $1,000,000 in the Aston/Smart Allocation ETF Fund, and in March 2008, Highbury invested $1,000,000 in the Aston/New Century Absolute Return ETF Fund. Highbury financed these investments through the sale of investments in U.S. treasury securities. In the second quarter of 2008, Highbury sold $400,000 of investments in the Aston/New Century Absolute Return ETF Fund and $500,000 of investments in the Aston/Smart Allocation ETF Fund. In the third quarter of 2008, Highbury liquidated its investment in the Aston/New Century Absolute Return ETF Fund generating proceeds of $603,960. In March 2007, Highbury purchased U.S. treasury securities in the amount of $1,499,971 and invested $1,000,010 in the Aston/River Road Small-Mid Cap Fund. During the second quarter of 2007, Highbury liquidated this investment as new assets flowed into the fund generating total proceeds to Highbury of $1,051,942. In June 2007, Highbury invested $200,000 in the Aston/River Road Small-Mid Cap Fund Class I and $200,000 in the Aston/River Road Dynamic Equity Fund Class I. Each of these investments provided the initial seed capital for a new mutual fund share class within the two existing funds. In July 2007 Highbury liquidated its investment in the Aston/River Road Small-Mid Cap Fund Class I as new assets flowed into the fund generating total proceeds to Highbury of $201,332. In addition, Aston purchased $2,756 and $114,722 in fixed assets in the nine months ended September 30, 2008 and September 30, 2007, respectively. Cash flow from investing activities provided $102,591 in the three months ended September 30, 2008, as compared to $191,100 in the three months ended September 30, 2007. Cash flow from investing activities provided $2,065,254 in the nine months ended September 30, 2008, as compared to a use of $3,342,394 in the nine months ended September 30, 2007.

Cash Flow from Financing Activities. Changes in net cash flow from financing activities will result primarily from the issuance of equity or debt or the repayment of any obligations which may arise thereunder, the repurchase of the Company’s outstanding securities or the payment of distributions to Aston’s minority interest holders. The Company distributed $914,637 and $2,723,439 to Aston’s minority interest holders during the three and nine months ended September 30, 2008, respectively. The Company distributed $991,992 and $2,374,717 to Aston’s minority interest holders during the three and nine months ended September 30, 2007, respectively. Additionally, during the first quarter of 2008, the Company repurchased 1,836,292 warrants for $1,823,083 and 400,372 shares for $1,735,611. In July 2007, Highbury entered into Unit Purchase Option Repurchase Agreements with the underwriters of our initial public offering pursuant to which we repurchased the option from the underwriters for aggregate cash payments of $1,300,000. The unit purchase option was cancelled upon its repurchase. Cash flow from financing activities used $914,637 in the three months ended September 30, 2008, as compared to a use of $2,291,992 in the three months ended September 30, 2007. Cash flow from financing activities used $6,282,133 in the nine months ended September 30, 2008, as compared to a use of $3,674,717 in the nine months ended September 30, 2007.

Credit Facility

On October 1, 2008, we entered into a Second Amendment to our credit agreement with City National Bank. The credit agreement, as amended, expires on September 30, 2009 and provides for a revolving line of credit of up to $12.0 million. The credit agreement provides for a maximum total leverage ratio (including debt from all sources) of 5.0 times Adjusted EBITDA, although borrowings under the credit agreement are limited to 2.0 times Adjusted EBITDA, and incorporates a minimum fixed charge coverage ratio of 1.25x and a minimum net worth of $20 million. The credit facility may be used for working capital, general corporate purposes and repurchases of our outstanding securities, if appropriate.

Borrowings under our credit facility will bear interest, at our option, at either the fluctuating prime rate plus one-half of one percent (0.50%) per year or the LIBOR interest rate plus two and three-quarters percent (2.75%) per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on September 30, 2009. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%). As of September 30, 2008, we had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. As of September 30, 2008, we were in compliance with all of the covenant requirements under this credit facility.

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

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Income	$641,004	$892,699	$2,166,164	$2,794,975
Income tax expense	412,740	572,607	1,318,133	1,788,817
Interest expense	—	—	—	—
Intangible amortization	—	—	—	—
Depreciation and other amortization	45,998	46,345	141,054	126,568
Other non-cash expenses	—	—	—	—
Adjusted EBITDA	$1,099,742	$1,511,651	$3,625,351	$4,710,360

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.

Agreements with Berkshire Capital

Highbury occupies office space provided by Berkshire Capital Securities LLC, or Berkshire Capital, pursuant to an office services agreement. Messrs. Cameron, Foote and Forth, our executive officers, are affiliated with Berkshire Capital. The office services agreement provides for a monthly fixed fee of $10,000 for office and secretarial services including use and access to our office in Denver, Colorado and those other office facilities of Berkshire Capital as we may reasonably require. In addition, certain employees of Berkshire Capital will provide us with financial reporting support on a daily basis. The term of the agreement is indefinite. The agreement is terminable by either party upon six months’ prior notice. The condensed consolidated statements of income for the three and nine months ended September 30, 2008 include $30,000 and $90,000 related to this agreement, respectively. The condensed consolidated statements of income for the three and nine months ended September 30, 2007 include $22,500 and $67,500 related to this agreement, respectively.

We have engaged Berkshire Capital to act as our non-exclusive financial advisor in connection with possible future acquisitions. In such capacity, Berkshire Capital will assist us in structuring, negotiating and completing acquisitions of targets identified by us and acknowledged by both us and Berkshire Capital as being subject to Berkshire Capital’s engagement. If we enter into an agreement to acquire such a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then we will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, we will pay Berkshire Capital $200,000 which will be credited against the success fee. We will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct. As of September 30, 2008, we had made no payments pursuant to this engagement.

Impact of Inflation

Our revenue is directly linked to the total assets under management within the 26 mutual funds and the separate accounts managed by Aston. Our total assets under management increase or decrease on a daily basis as a result of fluctuations in the financial markets and net asset flows from investors. While long-term returns in the financial markets have historically exceeded the rate of inflation, this may not be the case going forward. Our operating expenses are likely to be directly affected by inflation. Furthermore, we earn interest income on our cash balances. Current interest rates available to us may or may not exceed the current rate of inflation. In some cases, the impact of inflation could erode our purchasing power.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk in the nine months ended September 30, 2008.  Please refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

HIGHBURY FINANCIAL INC.

Dated: November 6, 2008	By: /s/ Richard S. Foote
Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2008	By: /s/ R. Bradley Forth
R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1 (1)	Second Amendment to Credit Agreement, dated October 1, 2008, by and between Highbury and City National Bank
31.1	Section 302 Certification by CEO.
31.2	Section 302 Certification by CFO.
32	Section 906 Certification by CEO and CFO.

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 6, 2008.