Form 10-K
period 2008-12-31
HIGHBURY FINANCIAL INC
filed 2009-03-04
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-51682

HIGHBURY FINANCIAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3187008
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

999 Eighteenth Street, Ste. 3000, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES           ☐           NO           ☒

As of June 30, 2008, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $6,657,427, computed by reference to the closing sales price of such Common Stock on June 30, 2008, as reported on the OTC Bulletin Board. In determining the market value of the voting stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2009, there were 9,118,740 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

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

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and us;

•	changing conditions in global financial markets generally and in the equity markets particularly, and decline or lack of sustained growth in these markets;

•	our business strategy and plans;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	the unfavorable resolution of legal proceedings and/or harm to our reputation;

•	fluctuations in customer demand;

•	management of rapid growth;

•	the impact of fund performance on redemptions;

•	changes in investors’ preference of investing styles;

•	changes in or loss of sub-advisers;

•	the impact of increased competition;

•	the results of future financing efforts;

•	the impact of future acquisitions or divestitures;

•	the relative and absolute investment performance of our investment products;

•	investment advisory agreements subject to termination or non-renewal;

•	a substantial reduction in fees received from third parties;

•	our success in finding or acquiring additional investment management firms on favorable terms and consummating acquisitions of investment management firms;

•	the ability to retain major clients;

•	the ability to attract and retain highly talented professionals;

•	significant limitations or failure of software applications;

•	expenses subject to significant fluctuations;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of capital improvement projects;

•	the extent and timing of any share repurchases; and

•	the impact of changes to tax legislation and, generally, the tax position of Highbury.

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

Unless otherwise provided in this Annual Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Highbury Financial Inc. and its subsidiary. References to “Highbury” refer solely to Highbury Financial Inc. and references to “Aston” refer solely to Aston Asset Management LLC, a subsidiary of Highbury and the former U.S. mutual fund business of ABN AMRO. For the period prior to the acquisition, we refer to the former U.S. mutual fund business of ABN AMRO as the “acquired business”.

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

Aston Business Strategy

Aston, a 65%-owned subsidiary of Highbury, is a platform for internal growth and add-on acquisitions. Aston was formed by Highbury for the purpose of acquiring the U.S. mutual fund business of ABN AMRO. Aston is a registered investment adviser and the investment manager for a family of 26 no-load mutual funds and a limited number of separately managed accounts. Aston’s mutual fund platform is built upon providing investment advisory, sales, marketing, compliance, finance, operations and administration resources to mutual funds using sub-advisers that produce institutional quality investment products. Pursuant to the asset purchase agreement, dated as of April 20, 2006, referred to in this Annual Report on Form 10-K as the asset purchase agreement, among Highbury, Aston and ABN AMRO Asset Management Holdings, Inc., or AAAMHI, ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc., Montag & Caldwell, Inc., Tamro Capital Partners LLC, Veredus Asset Management LLC, and River Road Asset Management, LLC, collectively referred to herein as the sellers, on November 30, 2006, Highbury acquired substantially all of the sellers’ business of providing investment advisory, administration, distribution and related services to the U.S. mutual funds specified in the asset purchase agreement. Pursuant to the limited liability company agreement of Aston which Highbury entered into with Aston and members of the Aston management team, 72% of the revenues, or the operating allocation, of Aston is used to pay operating expenses of Aston, including salaries and bonuses of all employees of Aston (including the Aston management members). The remaining 28% of the revenues, or owners’ allocation, of Aston is allocated to the owners of Aston. Currently, 18.2% of total revenue is allocated to Highbury and 9.8% of total revenue is allocated to the Aston management members.

As of December 31, 2008, Aston managed approximately $3.5 billion in total assets, including mutual fund and separate account assets under management. Aston provides investment advisory services to the Aston Funds.  As of December 31, 2008, the Aston Funds were comprised of 26 no-load, open-end mutual funds with approximately $3.4 billion in client assets. The Aston Funds account for approximately 97% of our assets under management. The mutual fund assets of the acquired business have historically grown internally, through market appreciation and net positive asset flows, from approximately $100 million in assets under management in 1993 to $7.3 billion at its peak in mid-2004, although since 2004 cumulative net redemptions and negative market appreciation have reduced the mutual fund assets to approximately $3.4 billion as of December 31, 2008. Aston also advises approximately $115 million of assets under management in separate accounts as of December 31, 2008. In managing historical growth and planning for future growth, the acquired business was, and Aston is, guided by the following business strategies.

Maintain and Improve Investment Performance

Aston has a long-term record of achieving competitive, risk-adjusted returns on the mutual funds managed by its sub-advisers based on ratings from Morningstar RatingsTM. As of December 31, 2008, 13 of the 26 funds carried at least a three-star rating from Morningstar RatingsTM . These ratings are based on past performance, which may not be predictive of future results. Aston’s key strategy is to maintain and improve its investment performance by actively monitoring its sub-advisers to ensure consistent application of the specifically mandated investment philosophy and process while the sub-advisers actively manage Aston’s portfolios to achieve distinct balances of risk and reward. In terms of improving performance, Aston seeks to partner with additional investment managers with proven track records as well as provide additional support to its current sub-advisers in order to improve the sub-advisers’ ability to generate competitive returns while maintaining acceptable levels of risk for clients.

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

Aston is currently evaluating additional business lines that may offer opportunities for growth. Between the closing of the acquisition and December 31, 2008, Aston created 13 new funds. These funds are included in the table set forth below in the section entitled “Investment Products.” Over the same period, Aston closed or merged six mutual funds as a result of poor investment performance, portfolio manager turnover or other reasons.  Aston closed two additional funds in February 2009.  Aston intends to manage its family of mutual funds in response to client demands and may open new funds or close existing funds over time, as appropriate. Aston intends to develop a full suite of open-end investment products in order to offer clients a diversified portfolio of investment options.

Build Aston as a Brand Name

The growth of the acquired business occurred under the Alleghany Corporation, or Alleghany, and the sellers’ brands. With the addition of the Aston brand, co-branded with outstanding institutional sub-advisers, Aston intends to build upon the historical success of the acquired business’ strategy to enhance the credibility, reputation and acceptance of the Aston brand name.

Selectively Pursue Accretive Acquisitions

We expect that prudent, accretive acquisitions will be a source of growth for Aston’s business in the future. Aston’s employees have substantial experience acquiring, integrating and managing investment management firms. Prior to the acquisition, Aston’s employees were involved in the acquisition or founding of six investment management firms over ten years and also founded the acquired business while at Alleghany. These initiatives helped fuel the growth of Alleghany’s investment businesses from 1986 until its sale to ABN AMRO in 2001. In our efforts to pursue accretive acquisitions for Aston, Highbury may elect to finance transactions using one or more of the following sources: equity and other sources of capital from Highbury, external debt, seller financing or contingent payments. Highbury also intends to seek acquisitions independent of Aston which may be funded by its revolving credit facility, other external borrowings, retained earnings (if any), additional equity and other sources of capital, including seller financing and contingent payments.

Mutual Fund Assets Under Management

The following chart displays the amount, since inception, of Aston’s mutual fund assets under management (in billions) as of December 31 for each calendar year. The chart does not include Aston’s separate account assets under management.

Investment Products

Aston markets its investment services to its clients through a variety of funds designed to suit a client’s individual investment needs. The acquired business introduced its first mutual fund in 1993, and as of December 31, 2008 Aston managed 26 no-load, open-end mutual funds, including 25 equity funds and one fixed income fund, with approximately $3.3 billion and $70 million, respectively, of mutual fund assets under management. The open-architecture platform utilized 16 different entities to manage the funds, as of December 31, 2008.

Fees and Revenues

Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has agreed with newly organized funds that their expenses will not exceed a specified percentage of their net assets during an initial operating period. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of December 31, 2008, Aston was reimbursing 22 mutual funds whose expenses exceed the applicable expense cap. The Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund accounted for approximately 35%, 16% and 11%, respectively, of the revenues of Aston in the month of December 2008. Additionally, as of December 31, 2008, approximately 11% of our assets under management and approximately 10% of our revenues are generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. The following table sets forth the inception date, assets under management, Morningstar category, overall Morningstar RatingTM and the expense reimbursement status for each mutual fund managed as of December 31, 2008. These ratings are based on past performance, which may not be predictive of future results.

Fund	Inception	Assets Under Management (in millions)	Morningstar Category	Morningstar RatingTM	Currently in Reimbursement?
Equity Funds:
Aston/Montag & Caldwell Growth	1994	$1,301	Large Growth	*****	No
Aston/Optimum Mid Cap	1994	576	Mid-Cap Blend	***	No
Aston/TAMRO Small Cap	2000	360	Small Blend	***	Yes
Aston/River Road Small Cap Value	2005	274	Small Value	****	Yes
Aston Value	1993	202	Large Value	****	Yes
Aston Growth	1993	178	Large Growth	****	No
Aston/River Road Small-Mid Cap Fund	2007	134	Small Value	-	Yes
Aston/Veredus Select Growth	2001	68	Large Growth	****	Yes
Aston/River Road Dynamic All Cap	2005	63	Mid-Cap Value	*****	Yes
Aston/Veredus Aggressive Growth	1998	50	Small Growth	***	Yes
Aston/Fortis Real Estate	1997	24	Specialty-Real Estate	***	Yes
Aston/Montag & Caldwell Balanced	1994	18	Moderate Allocation	****	Yes
Aston Balanced	1995	17	Moderate Allocation	**	No
Aston/MB Enhanced Equity Income	2008	15	Long-Short	-	Yes
Aston/New Century Absolute Return ETF	2008	14	Moderate Allocation	-	Yes

Fund	Inception	Assets Under Management (in millions)	Morningstar Category	Morningstar RatingTM	Currently in Reimbursement?
Aston/Fortis Global Real Estate	2007	10	Global Real Estate	-	Yes
Aston/Smart Portfolios	2008	9	Conservative Allocation	-	Yes
Aston/TAMRO All Cap	2000	8	Large Blend	***	Yes
Aston/Neptune International	2007	8	Foreign Large Growth	-	Yes
Aston/Barings International	2007	6	Foreign Large Blend	-	Yes
Aston/Optimum Large Cap Opportunity	2006	3	Large Growth	-	Yes
Aston/Montag & Caldwell Mid Cap Growth	2007	2	Mid-Cap Growth	-	Yes
Aston/SGA International Small-Mid Cap	2007	1	Foreign Small/Mid Growth	-	Yes
Aston/Cardinal Mid Cap Value	2007	1	Mid-Cap Value	-	Yes
Aston/ClariVest Mid Cap Growth	2007	>0	Mid-Cap Growth	-	Yes
Total Equity Funds		3,342
Fixed Income Funds:
Aston/TCH Fixed Income	1993	70	Intermediate-Term Bond	***	Yes
Total Fixed Income Funds		70
Total Funds		$3,412

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

Technology and Intellectual Property

The day-to-day mutual fund technology requirements of Aston are outsourced to PNC Global Investment Servicing Inc., including fund accounting, sub-administration, custody and transfer agency functions. Sub-administration is the provision of services related to the administration of a mutual fund on an out-sourced basis. Aston also utilizes a web based CRM system, which maintains contact information of both clients and prospects and is hosted by interlink ONE, Inc. Aston’s website is hosted by Sysys Corporation.

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

We compete with a large number of global and U.S. investment advisers, commercial banks, brokerage firms and broker-dealers, insurance companies and other financial institutions. According to the Investment Company Institute, mutual fund managers in the United States managed more than $9.6 trillion in over 8,000 funds as of December 31, 2008. Aston is considered a small to mid-sized investment advisory firm. Many competing firms are parts of larger financial services companies and attract business through numerous means including retail bank offices, investment banking and underwriting contacts, insurance agencies and broker-dealers. U.S. banks and insurance companies have entered into affiliations with securities firms which has accelerated consolidation within the investment advisory and financial services businesses. It has also increased the variety of competition for traditional investment advisory firms with businesses limited to investing assets on behalf of institutional and individual clients. Foreign banks and investment firms have also entered the U.S. investment advisory business, either directly or through partnerships or acquisitions. A number of factors serve to increase our competitive risks:

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

In order to grow the business, we must be able to compete effectively for assets under management. Specifically, Aston competes principally on the basis of:

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

Historically the acquired business succeeded in growing aggregate assets under management by focusing on investment performance and client service and by developing new products and new distribution capabilities. In 2008, Aston generated overall net asset inflows (excluding market value and other changes) as a result of strong relative investment performance in existing mutual funds and the creation of several new mutual funds.

Employees

Aston currently has 37 full-time employees, including five in senior management and administration, six in marketing and communications, 17 in sales and sales management and nine in operations and compliance.

Highbury employs three executive officers, two of whom are also members of our board of directors. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs.

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

Aston is registered as an investment adviser with the Securities and Exchange Commission or SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, or the Investment Advisers Act, and the SEC’s regulations thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of Aston’s advisory business and its relationship with its clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, and recordkeeping, reporting and disclosure requirements. The Aston Funds are registered with the SEC under the Investment Company Act of 1940, or the Investment Company Act. The Investment Company Act imposes additional obligations, including detailed operational requirements on both the funds and their advisers. Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board of trustees after an initial term of up to two years. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of Aston or registered funds advised by Aston to comply with the requirements of the SEC could have a material adverse effect on us. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, Aston is subject to periodic examination by the SEC.

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

Because we are in the investment advisory business, our net income and revenues are likely to be subject to wide fluctuations, reflecting the effect of many factors on our assets under management, including: general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment and client retention; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. These and other factors subject us to an increased risk of asset volatility.

Substantially all of our revenues are determined by the amount of assets under management. Under Aston’s investment advisory contracts with the Aston Funds, the investment advisory fee is typically based on the market value of assets under management. In addition, Aston receives asset-based distribution or service fees with respect to the Aston Funds pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Investment Company Act. Accordingly, a continued decline in the prices of securities, due to a market or general economic downturn or otherwise, may cause our revenue and income to decline by:

•	causing the value of the assets under management to decrease, which would result in lower investment advisory fees and Rule 12b-1 fees; or

•
causing some of our clients to withdraw funds from our investment management business (a) to satisfy their cash requirements resulting from, among other factors, a decline in the value of other assets they hold or unemployment or (b) in favor of investments or investment styles they perceive as offering greater opportunity and/or lower risk, which in each case would result in lower investment advisory fees.

A decline in our assets under management, including due to any of the reasons stated above, may have a material adverse effect on our results of operations and financial condition.

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

Governmental and self-regulatory organizations, including the SEC, the Financial Industry Regulatory Authority, or FINRA, and national securities exchanges such as the New York Stock Exchange (through its regulatory entity, NYSE Regulation, Inc.), impose and enforce regulations on financial services companies. The types of regulations to which investment advisers and managers are subject are extensive and include, among other things: recordkeeping, fee arrangements, client disclosure, custody of customer assets, and the conduct of officers and employees.

The regulatory environment in which we operate is also subject to modifications and further regulations. For example, the growing trend of separating the fees mutual fund managers pay brokerage firms for investment research from brokerage commissions may trigger restrictions under the Investment Advisers Act of 1940. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us, including any changes stemming from the ongoing global credit crisis, may adversely affect our business, and our ability to function in this environment depends on our ability to constantly monitor and react to these changes.

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

We compete with other firms – both domestic and foreign – in a number of areas, including investment performance, the quality of our employees, transaction execution, products and services, innovation, reputation and price. We also face significant competition as a result of a recent trend toward consolidation in the investment management industry. In the past several years, there has been substantial consolidation and convergence among companies in this industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products such as loans, deposit-taking, insurance, brokerage, investment management and investment banking services, which may enhance their competitive positions. They also have the ability to support investment management activity with commercial banking, investment banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure on our business. We believe, in light of increasing industry consolidation, that competition will continue to increase from providers of financial services products. We may fail to attract new business and may lose clients if, among other reasons, we are not able to compete effectively.

Aston’s investment advisory contracts are subject to termination on short notice. Termination of a significant number of investment advisory contracts will have a material impact on our results of operations.

Aston derives almost all of its revenue from investment advisory contracts with the Aston Funds. These contracts are typically terminable by the fund trustees without penalty upon relatively short notice (generally not longer than 60 days). We cannot be certain that we will be able to retain the Aston Funds as clients. Because the Aston Funds all have the same trustees, it is possible that all of the contracts with them could be terminated simultaneously. If the trustees of the Aston Funds terminate Aston’s investment advisory contracts we would lose substantially all of our revenues.

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

As of December 31, 2008, Aston managed 26 no-load mutual funds, comprised of 25 equity funds and one fixed income fund, with approximately $3.4 billion of total mutual fund assets under management. As of December 31, 2008, Aston utilized 16 different entities to manage the funds, of which five were current or former affiliates of the sellers and 11 were independent. The sub-advisory contracts with the sellers’ current and former affiliates, which are not terminable by the sub-advisers until November 30, 2011, include limited non-compete provisions and certain capacity guarantees in appropriate products to benefit the acquired business. While these arrangements are intended to ensure that the investment philosophy and process guiding the mutual funds in the future are consistent with their historical investment philosophy and process, there can be no assurances that these arrangements will remain in place. The sub-advisory agreements with the 11 independent sub-advisors are terminable at any time. If one or more of these sub-advisory contracts is terminated, it could have a material adverse impact on the Aston Funds’ performance and on our revenues and operating results.

Aston depends on third-party distribution channels to market its investment products and access its client base. A substantial reduction in fees from assets under management generated by third-party intermediaries could have a material adverse effect on its business.

The potential investor base for mutual funds and managed accounts is limited, and Aston’s ability to distribute mutual funds and access clients for managed accounts is highly dependent on access to the distribution systems and client bases of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing internally and externally managed investment products. For open-end funds, such intermediaries are paid for their services to fund shareholders, in part, through Rule 12b-1 fees. Rule 12b-1 fees are those fees designated for promotions, sales, or any other activity connected with the distribution of the fund’s shares. In the case of no-load funds, Rule 12b-1 fees are usually, but not always, 0.25% of net assets and are used to cover advertising and marketing costs. Access to such distribution systems and client bases is substantially dependent upon our ability to charge Rule 12b-1 fees to our funds. If regulatory initiatives prohibit or limit the imposition of Rule 12b-1 or similar fees, our access to these distribution systems and client bases may be foreclosed in the future. To a lesser extent, the managed account business depends on referrals from financial planners and other professional advisers, as well as from existing clients. We cannot assure you that these channels and client bases will continue to be accessible to Aston. The inability to have such access could have a material adverse effect on our earnings.

While we expect Aston to continue to diversify and add new distribution channels for its mutual funds and managed accounts, a significant portion of Aston’s assets under management in recent years has been accessed through intermediaries. As of December 31, 2008, substantially all of the assets under management of Aston were attributable to accounts that it accessed through third-party intermediaries. These intermediaries generally may terminate their relationships on short notice. Loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels, could decrease assets under management and adversely affect our results of operations and growth. For example, as of December 31, 2008, approximately 11% of our assets under management and approximately 10% of our revenue are generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. If any of these intermediaries were to cause their customers to withdraw all or a significant portion of these assets, our assets under management and revenue could decrease materially.

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

Open-end fund investors may redeem their investments in those funds at any time without prior notice. Investors may reduce the aggregate amount of assets under management for any number of reasons, including, particularly in the current economic environment, to meet cash requirements, investment performance, changes in prevailing interest rates and financial market performance. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares and increased redemptions of mutual fund shares. Cumulative net redemptions and recent negative market performance have reduced the mutual fund assets under management of the acquired business from $7.3 billion in mid-2004 to approximately $3.4 billion as of December 31, 2008. The pace of mutual fund redemptions may accelerate in a declining stock market. The redemption of investments in mutual funds managed by Aston would adversely affect our revenues, which are substantially dependent upon the assets under management in our funds. If net redemptions of investments in the Aston Funds increase, it would cause our revenues to decline, which would have a material adverse effect on our earnings.

Changes in investors’ preference of investing styles could lead to a decline in our assets under management, revenues and earnings.

A decline in the performance of one or more of the Aston Funds, due to market conditions or otherwise, may cause investors to redeem their shares in the fund. While the revenues of Aston are diversified across investment styles, the large capitalization growth style of investing accounts for approximately 46% of assets under management as of December 31, 2008. Large capitalization style implies a restriction imposed on the portfolio manager to select for investment by the fund predominantly equity securities of companies that have an average market capitalization of more than $10 billion and companies whose earnings are expected to grow at a rate that is above average for their industries or the overall market. If investor preferences were to turn away from the large capitalization style, investors may redeem their shares in the fund.

If a change in investors’ preference of investment styles were to cause our revenues to decline, it could have a material adverse effect on our earnings.

Loss of key employees could lead to the loss of clients, a decline in revenue and disruptions to our business.

Highbury’s ability to attract and retain personnel is important to executing its business plan of making accretive acquisitions. Aston’s ability to attract and retain personnel is important to its ability to add new clients and maintain existing clients. The market for senior executives, qualified wholesalers, compliance professionals, marketing professionals, key managers at the sub-advisers and other professionals is competitive.  We do not have employment agreements with any of our executive officers and none of our executive officers is subject to a contractual restriction limiting his ability to compete with us or to solicit our clients or employees.   Also, we believe our executive officers are compensated at below market rates in comparison to similarly situated executive officers in our industry.    Such compensation may or may not be sufficient to retain these executive officers.  As a result of these factors, we may have a greater risk of losing one or more of our executive officers than other firms whose executive officers are subject to employment or restrictive covenant agreements or who pay their executive officers at market rates.  We, Aston and the sub-advisers may not be successful in our efforts to recruit and retain the required personnel to maintain or grow our business. Loss of a significant number of key personnel may lead to the loss of clients, a decline in revenue and disruptions to our business.

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

Aston relies heavily on software and technology that are licensed from, and supported, upgraded and maintained by, third-party vendors. The day-to-day mutual fund technology requirements of Aston are outsourced to PNC Global Investment Servicing Inc., including fund accounting, sub-administration and transfer agency functions.  A suspension or termination of the technology and services provided by PNC Global Investment Servicing Inc. or certain other licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. Potential system failures or breaches and the cost necessary to correct them could result in material financial loss, regulatory action, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

We may suffer losses in earnings or revenue if our reputation is harmed.

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

Relationships with a limited number of clients account for a significant majority of our revenue. We expect that Aston’s relationships with these clients will continue to account for a substantial portion of our total revenue in future periods. The Aston Funds account for approximately 97% of our assets under management as of December 31, 2008. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 26 funds, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund account for approximately 35%, 16% and 11%, respectively, of the revenues of Aston. Additionally, Aston sources assets under management through a former affiliate of the sellers. This relationship accounts for approximately 10% of Aston’s revenues. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

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

Our business is materially affected by conditions in the United States and global financial markets. Economic conditions are outside our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), commodity prices, and political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions. A general market downturn, or a specific market dislocation, may result in lower net inflows or net outflows and lower returns for Aston, which would adversely affect our revenues.

More specifically, our business model is focused upon growth through accretive acquisitions by Highbury.  Potentially attractive acquisition targets may be unwilling to pursue a transaction in the short term if current economic conditions have decreased the value of their business and, as a result, the consideration they would receive in a transaction. Current market conditions may also make it more difficult for us to complete an acquisition through the use of debt financing because of the reduced availability of debt at appropriate terms. In addition, if we issue debt to finance an acquisition, a decrease in our assets under management caused by negative market conditions could have an adverse effect on the distributions we receive from Aston and potential future affiliates and limit our ability to repay our borrowings. Our ability to make accretive acquisitions through the issuance of additional equity is dependent upon the relationship between the market value of our outstanding common stock and the pricing of any acquisition. If the price of our common stock remains at or near its current level, it may be more difficult for us to issue additional equity to finance an acquisition. The inability to complete accretive acquisitions, including through the use of debt or equity financing, may negatively impact our growth, results of operations or financial condition.

Pursuant to the Office Services Agreement with Berkshire Capital Securities LLC, we receive office space and certain services at a rate that we believe is more favorable than that which we would receive from an unaffiliated third party. Termination of the Office Services Agreement by Berkshire Capital Securities LLC may lead to an increase in our operating expenses and have a material adverse effect on our results of operations.

On October 31, 2007, we entered into an office services agreement with Berkshire Capital Securities LLC, or Berkshire Capital, which replaces the office and secretarial services agreement entered into between us and Berkshire Capital dated December 21, 2005 and amended on November 30, 2006. The office services agreement provides for a monthly fixed fee of $10,000 for office services including use and access to our office in Denver, Colorado and those other office facilities of Berkshire Capital as we may reasonably require as well as information technology equipment and access to numerous subscription-based periodicals and databases. In addition, certain employees of Berkshire Capital provide us with financial reporting, administrative and information technology support on a daily basis.

We believe that the fixed fee of $10,000 per month is more favorable than the rate that an unaffiliated third party would charge.  Berkshire Capital has the right to terminate the agreement upon six months’ prior notice.  If Berkshire Capital terminated the agreement, we may be required to pay a higher rate for comparable office space and services. Termination of the Office Services Agreement by Berkshire Capital may lead to an increase in our operating expenses and have a material adverse effect on our results of operations.

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

The failure to receive regular distributions from Aston will adversely affect us. In addition, our holding company structure results in substantial structural subordination that may affect our ability to make payments on our obligations.

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

Although the Aston limited liability company agreement gives us the authority to control or give our consent with respect to Aston’s business activities, we generally are not directly involved in managing its day-to-day activities, including satisfaction of the contractual terms of the advisory, sub-advisory and other contracts, product development, client relationships, compensation programs and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of Aston.

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

Outstanding redeemable warrants to purchase an aggregate of 15,820,000 shares of common stock became exercisable on January 25, 2007. As of March 2, 2009, none of the warrants have been exercised. In the first quarter of 2008, we repurchased 1,836,292 warrants resulting in 13,983,708 warrants outstanding as of March 2, 2009. To the extent warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

Risks Related to Ownership of our Common Stock

If our stockholders who acquired their shares or warrants prior to or contemporaneously with our initial public offering exercise their registration rights or sell their securities, it may have an adverse effect on the market price of our common stock.

Our stockholders who acquired their shares prior to our initial public offering, or our initial stockholders, are entitled to make up to two demands that we register the resale of their 1,725,000 shares of common stock owned prior to our initial public offering. The holders of the majority of these shares may elect to exercise these registration rights.  Holders may also sell all or a portion of such shares pursuant to rule 144 under the Securities Act of 1933, as amended. In addition, our initial stockholders hold 166,667 shares and 333,334 warrants purchased in a private placement contemporaneously with our initial public offering that are now eligible for registration. The holders of the majority of these shares and warrants may make up to two demands that we register the resale of their 166,667 shares and 333,334 warrants.  The 166,667 shares and 333,334 warrants purchased in the private placement contemporaneously with the initial public offering are also be eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended. In addition, our initial stockholders have certain “piggy-back” registration rights with respect to the 1,725,000 shares of common stock owned by them prior to our initial public offering and the 166,667 shares and 333,334 warrants purchased by them in a private placement contemporaneously with our initial public offering.  If all these shares are registered, there will be an additional 1,891,667 shares of common stock eligible for trading in the public market (and potentially another 333,334 shares of common stock issuable to our initial stockholders upon exercise of warrants). The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or another national exchange.

Our securities are traded in the over-the-counter market. They are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by FINRA but not included in The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or another national exchange. Lack of liquidity limits the price at which you are able to sell our securities or your ability to sell our securities at all.

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

As of March 2, 2009, there were 9,118,740 shares of our common stock outstanding. On January 25, 2007, 15,820,000 warrants became exercisable. We repurchased 1,836,292 warrants in the first quarter of 2008. If all 13,983,708 warrants are exercised, 13,983,708 additional shares of our common stock may be issued. Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. Future issuances or sales of our common stock could have an adverse effect on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties. The facilities of Highbury are maintained at 999 18th Street, Suite 3000, Denver, Colorado 80202. On October 31, 2007, we entered into an office services agreement with Berkshire Capital Securities LLC which replaces the office and secretarial services agreement entered into between us and Berkshire Capital dated December 21, 2005 and amended on November 30, 2006. The office services agreement provides for a monthly fixed fee of $10,000 for office services including use and access to our office in Denver, Colorado and those other office facilities of Berkshire Capital as we may reasonably require as well as information technology equipment and access to numerous subscription-based periodicals and databases. In addition, certain employees of Berkshire Capital provide us with financial reporting, administrative and information technology support on a daily basis.  Berkshire Capital has the right, pursuant to the agreement, to relocate us, upon ten days written notice, to other offices. The term of the agreement is indefinite and the agreement is terminable by either party upon six months’ prior notice.

The facilities of Aston are maintained at 120 North LaSalle Street, Suite 2500, Chicago, Illinois 60602. The lease expense for the Chicago office was $219,174 for fiscal year 2008. The term of the lease expires in January 2017. Aston also leases office space for two satellite offices in New Jersey and California under various leasing arrangements. The lease for the office in New Jersey will expire in May 2009. The lease for the office in California is on a month-to-month basis.

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

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2008, except at the annual meeting of stockholders held on December 8, 2008. At that meeting, the stockholders took the following action:

(i)
elected Richard S. Foote as Director to serve for a term of three years or until his successor is duly elected and qualified, for which voting at the meeting was as follows: 6,744,338 votes cast for; 2,121,103 votes withheld;

(ii)
voted not to approve the Highbury Financial Inc. 2008 Equity Incentive Plan, for which voting at the meeting was as follows: 2,819,642 votes cast for; 5,303,993 votes cast against; and 741,806 votes abstaining; and

(iii)
voted not to approve the Highbury Financial Inc. 2008 Executive Long Term Incentive Plan, for which voting at the meeting was as follows: 3,855,775 votes cast for; 4,267,860 votes cast against; and 741,806 votes abstaining.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Dividend Data for Highbury Securities

Highbury’s units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols HBRFU, HBRF and HBRFW, respectively. Each of Highbury’s units consists of one share of our common stock and two warrants. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fiscal Year 2007
Quarter ended
March 31, 2007	$8.66	$7.72	$5.85	$5.46	$1.67	$1.11
June 30, 2007	$10.25	$8.05	$6.75	$5.70	$1.74	$1.13
September 30, 2007	$9.00	$5.08	$6.30	$4.15	$1.65	$0.51
December 31, 2007	$6.60	$5.16	$5.20	$4.15	$0.75	$0.45

Fiscal Year 2008
Quarter ended
March 31, 2008	$6.00	$2.85	$4.85	$2.70	$0.72	$0.15
June 30, 2008	$3.49	$2.50	$3.05	$2.30	$0.20	$0.07
September 30, 2008	$3.50	$2.60	$4.00	$2.57	$0.25	$0.08
December 31, 2008	$3.25	$1.50	$3.90	$1.60	$0.13	$0.002

Holders of Common Equity

On March 2, 2009, there were seven holders of record of Highbury’s units, eight holders of record of Highbury’s common stock and one holder of record of Highbury’s warrants, which do not include beneficial owners of Highbury’s securities.

Dividends

Highbury has not paid any cash dividends on its common stock to date and has no present intention to do so. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, business strategy and general financial condition. Such capital requirements include seed capital investments in new investment funds, working capital reserves to ensure clients of Aston and potential future affiliates of Highbury’s ability to support the stability of such affiliates during periods of increased market volatility, capital to finance the completion of identified potential acquisitions and capital to enable Highbury to pursue other potential acquisitions by ensuring financial credibility with acquisition targets and sources of capital such as senior lenders and equity co-investors.  The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations. However, our board of directors and our management continually review our revenues and earnings, if any, capital requirements, business strategy and general financial condition. Changes in these factors and other factors related to market conditions may result in changes to Highbury’s dividend policy.

Highbury is a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations depends primarily on the ability of our sole subsidiary, Aston, to make distributions to us. Pursuant to the limited liability company agreement of Aston, 18.2% of the total revenue of Aston is allocated to Highbury, 9.8% of the total revenue is allocated to the other members of Aston and 72% of the total revenue will be retained for use in paying operating expenses of Aston. In addition, Aston’s payment of distributions to us may be subject to claims by Aston’s creditors and to limitations applicable to Aston under federal and state laws, including securities and bankruptcy laws. See “Risk Factors–Risks related to the Structure of our Business–The agreed upon expense allocation under our revenue sharing arrangement with Aston may not be large enough to pay for all of Aston’s operating expenses” and “–The failure to receive regular distributions from Aston will adversely affect us. In addition our holding company structure results in substantial structural subordination that may affect our ability to make payments on our obligations” under Item 1A.

Performance Graph

As a “Smaller Reporting Company,” we are not required to include a Performance Graph.

Recent Sales of Unregistered Securities

Highbury did not engage in any unregistered sales of securities during the year ended December 31, 2008.

Issuer Purchases of Equity Securities

On December 20, 2007, our board of directors approved a Securities Repurchase Program, or the 2008 Securities Repurchase Program, authorizing the use of up to $5,000,000 to acquire common shares, warrants or a combination thereof in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations. The 2008 Securities Repurchase Program expired on December 31, 2008.

During the quarter ended December 31, 2008, we did not repurchase any of our outstanding warrants. The following table sets forth information with respect to repurchases of our common stock during the quarter ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Securities that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	—	—	—	$1,441,343
November 1, 2008 to November 30, 2008	—	—	—	$1,441,343
December 1, 2008 to December 31, 2008	7,888	$2.01	7,888	$1,425,486	(2)
(1) All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program.

(2) The 2008 Securities Repurchase Program expired on December 31, 2008.

On January 15, 2009, our board of directors approved a new Securities Repurchase Program authorizing the use of up to $1,000,000 to acquire common shares, warrants or a combination thereof in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations. The new Securities Repurchase Program will be in effect until December 31, 2009 and may be suspended, from time to time and in accordance with applicable laws, rules and regulations.

ITEM 6.	SELECTED FINANCIAL DATA

As a “Smaller Reporting Company,” we are not required to include the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. The information in this section contains forward-looking statements (see “Forward-Looking Statements”). Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results. Some factors that may cause our results to differ are described in “Risk Factors” under Item 1A of this Annual Report on Form 10-K. We wish to caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made.

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

Business Combination. Highbury was formed on July 13, 2005, and closed its initial public offering on January 31, 2006. On April 20, 2006, Highbury and Aston entered into an asset purchase agreement with the sellers. Pursuant to the asset purchase agreement, on November 30, 2006, we acquired substantially all of the sellers’ business of providing investment advisory, administration, distribution and related services to the target funds specified in the asset purchase agreement.

Pursuant to the asset purchase agreement, Highbury and Aston paid $38.6 million in cash to AAAMHI. The asset purchase agreement provided for a contingent payment to be made on November 30, 2008, as follows: in the event the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the sellers applicable to the target funds for the six months ending on November 30, 2008, or the target revenue, (x) exceeded $41.8 million, Highbury would pay to AAAMHI the difference between the target revenue and $41.8 million, up to a total aggregate payment of $3.8 million, or (y) was less than $34.2 million, AAAMHI would pay to us the difference between the $34.2 million and the target revenue, up to a total aggregate payment of $3.8 million. The target revenue for the six month period ending November 30, 2008 was $30,459,205. Therefore, in December 2008, Fortis Investment Management USA, Inc., or Fortis, the successor entity to AAAMHI, paid us $3,740,796.

The acquired business was founded in 1993 within Alleghany by employees of Aston to manage open-end investment funds for retail and institutional clients in the United States. Originally, the acquired business employed investment advisers affiliated with its parent to manage the assets of the funds, while it centralized the distribution, marketing, reporting and other operations of the fund family. As the business developed, the acquired business created new mutual funds managed by experienced independent investment advisers. In connection with the consummation of the acquisition, Aston entered into agreements with each of the sellers that managed the target funds prior to the acquisition, pursuant to which each such seller now acts as a sub-adviser to the applicable target fund, each of which is now rebranded as an Aston Fund. Pursuant to the asset purchase agreement, the sellers have agreed not to terminate these agreements prior to November 30, 2011.  In general, sub-advisers unaffiliated with the sellers may terminate their sub-advisory contracts upon 60 days’ written notice. One existing fixed income manager and two new managers were retained to manage three fixed income funds. Between the consummation of the acquisition and December 31, 2008, Aston opened 13 new mutual funds. As of December 31, 2008, Aston employed 16 different sub-advisors of which five were current or former affiliates of the sellers and 11 were independent. Aston’s relationship with the sub-advisers is supported by limited non-compete provisions and certain capacity guarantees in certain products to benefit Aston. This arrangement is intended to ensure that the investment philosophies and processes guiding the mutual funds in the future are consistent with their historical investment philosophies and processes.

As of December 31, 2008, Aston managed 26 no-load mutual funds for the Aston Funds, a Delaware business trust, comprised of 25 equity funds and one fixed income fund, with approximately $3.4 billion of mutual fund assets under management. As of December 31, 2008, 13 of the mutual funds carried an overall Morningstar RatingTM of three stars or better, including five four-star funds and two five-star funds. Twelve funds are relatively new and are not currently rated by Morningstar. The 25 equity funds are classified across all of the nine Morningstar RatingTM style boxes, giving Aston wide coverage of the public equity investment spectrum and multiple sources of revenue. Aston intends to expand its assets under management with a combination of internal growth, new product development and accretive acquisitions. The Company believes the development of new products will provide growth in the future.

Between the consummation of the acquisition and December 31, 2008, Aston opened 13 new equity mutual funds. These funds are set forth in the table below.

Fund	Morningstar Category

Aston/River Road Small-Mid Cap Fund	Small Value
Aston/Optimum Large Cap Opportunity	Large Growth
Aston/ABN AMRO Global Real Estate	Specialty-Real Estate
Aston/Resolution Global Equity	World Stock
Aston/Neptune International	Foreign Large Growth
Aston/Barings International	Foreign Large Blend
Aston/Montag & Caldwell Mid Cap Growth	Mid-Cap Growth
Aston/SGA International Small-Mid Cap	Foreign Small/Mid Growth
Aston/Cardinal Mid Cap Value	Mid-Cap Value
Aston/ClariVest Mid Cap Growth	Mid-Cap Growth
Aston/Smart Allocation ETF Fund	Conservative Allocation
Aston/MB Enhanced Equity Income Fund	Long-Short
Aston/New Century Absolute Return ETF Fund	Moderate Allocation

Between the consummation of the acquisition and December 31, 2008, Aston closed or merged six mutual funds as a result of poor investment performance, portfolio manager turnover or other reasons.  Aston also closed an additional two mutual funds in February 2009. Aston intends to manage its family of mutual funds in response to client demands, and may open new funds or close existing funds over time, as appropriate.

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

Business Overview. Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of December 31, 2008, Aston was reimbursing 22 mutual funds whose expenses exceed the applicable expense cap.

Relationships with a limited number of clients account for a significant majority of our revenue. We expect that Aston’s relationships with these clients will continue to account for a substantial portion of our total revenue in future periods. Aston’s client, the Aston Funds, accounts for approximately 97% of our assets under management. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 26 funds, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund account for approximately 35%, 16% and 11%, respectively, of the revenues of Aston. Additionally, as of December 31, 2008, approximately 11% of our assets under management and approximately 10% of our revenues are generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

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

Investments

Highbury’s working capital was approximately $12.8 million at December 31, 2008, net of Aston’s working capital.  Since the Aston acquisition, Highbury has used $5.9 million of working capital to seed eight new Aston mutual funds or mutual fund share classes.  At December 31, 2008, the outstanding balance of such seed capital in our two remaining seed capital investments totaled $725,752.  The balance of Highbury’s working capital is held in reserve to provide Highbury with the financial credibility to pursue discussions of acquisitions with potential targets and potential sources of capital, such as senior lenders and equity co-investors, and to finance acquisitions of identified potential targets.  Highbury also maintains working capital reserves to assure clients of Aston and potential future affiliates of Highbury’s ability to support the stability of such affiliates during periods of increased market volatility.

Pending the use of Highbury’s working capital for one of the preceding purposes, Highbury invests its working capital according to an investment policy statement approved by its board of directors.  The investment policy statement sets forth Highbury’s risk tolerance, return objectives, time horizon, liquidity requirements, liabilities, tax considerations and legal, regulatory and other unique circumstances.  Highbury’s risk tolerance is low due, among other factors, to its substantial exposure to the U.S. domestic equity market as a result of its investment management business and to the potential need to fund acquisitions upon short notice.  Highbury’s investments seek to hedge risks to the value of its working capital and the value of its investment management business as adjusted for changes in purchasing power over time.  Changes in purchasing power can occur due to changes in monetary aggregates, nominal price levels, currency values, and supply and demand fundamentals.  All investments must be made without borrowed money.  In the present economic environment Highbury is unwilling to bear credit risk.  Highbury’s return objective is to earn a return adequate to preserve the purchasing power of its working capital and to earn returns negatively correlated to changes in the value of its investment management business.  Because Highbury’s working capital may need to be deployed upon short notice, investments with price volatility, including seed capital investments, may not exceed 50% of Highbury’s working capital without approval of the board of directors.  With respect to liquidity, all investments must be able to be liquidated in an orderly manner with little or no price impact with settlement three days following the trade date.

Recent Market Developments

In reaction to the global credit crisis and the recession in the United States and abroad, global equity markets declined significantly during the final four months of 2008 and have failed to return to the levels that existed prior to that time. For example, the S&P 500 Index declined approximately 30% during the four month period ending December 31, 2008. Our assets under management declined approximately 27% during the four month period ending December 31, 2008. Continuing deterioration in market conditions and/or declines in our assets under management could materially impact our revenue, operating margin and net income throughout fiscal year 2009.

Key Operating Measures

We use the following key measures to evaluate and assess our business:

•
Assets Under Management. Aston generates revenues by charging each fund investment advisory and administrative fees (collected monthly), each of which are equal to a percentage of the daily weighted average assets under management of the fund. Assets under management change on a daily basis as a result of client investments and withdrawals and changes in the market value of securities held in the mutual funds. We carefully review net asset flows into the mutual funds, trends in the equity markets and the investment performance of the mutual funds, both absolutely and relative to their peers, to monitor their effects on the overall level of assets under management.

•
Total Revenue. Total revenue for Aston is equal to the sum of the advisory fees, administrative fees and money market service fees earned by the business in a given period. We operate Aston under a revenue sharing structure through which Highbury receives a fixed percentage (18.2%) of the total revenue, net of sub-administrative fees, earned by Aston. In addition, Highbury earns interest income on its cash balances which we recognize as non-operating income on the consolidated financial statements.

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

•
Total Operating Expenses. The total operating expenses include the operating expenses of Aston as well as Highbury. At the Aston level, we monitor total operating expenses relative to Aston’s total revenue to ensure there is sufficient operating margin to cover expenses. We expect total operating expenses (including distribution and sub-advisory costs and sub-administrative fees and excluding certain non-cash, non-recurring items) to equal approximately 72% of the total revenue of Aston, as provided in Aston’s limited liability company agreement. At the Highbury level, we incur operating expenses in connection with our pursuit of accretive acquisitions, including expenses for travel, entertainment and due diligence. We also incur legal and accounting expenses in connection with our SEC filing requirements and expenses of directors’ and officers’ insurance.

Description of Certain Line Items

Following is a description of the components of certain line items from our consolidated financial statements:

•
Operating Revenue. Aston generates advisory fees based on a fixed percentage of the daily weighted average assets under management for each fund and receives these fees on a monthly basis. For many funds, Aston provides an expense cap which guarantees to investors that the total expenses of a fund will not exceed a fixed percentage of the total assets under management. For small funds, the fixed expenses for fund accounting, client reporting, printing and other expenses, when combined with the investment advisory fees and administrative fees, cause a fund’s total expenses to exceed the expense cap. In such cases, Aston reimburses the funds for the excess fixed expenses or waives a portion of the investment advisory fee, so as to keep the total expenses of the fund at or below the expense cap. Aston’s advisory fees include investment advisory fees from all of the funds, net of all fee waivers and expense reimbursements. Aston also generates advisory fees based on a fixed percentage of either monthly or quarterly assets under management for a variety of separately managed accounts. Additionally, Aston generates administration fees for providing administration services. Such services include marketing and customer relations, bookkeeping and internal accounting functions, and legal, regulatory and board of trustees support. Finally, Aston earns monthly fees from Fortis in return for providing administration services to six money market funds which continue to be advised by Fortis.

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

•
Compensation and Related Expenses. As of December 31, 2008, Aston employed 37 full-time employees. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently employs three executive officers.  For the year ended December 31, 2008, the compensation and related expenses of Highbury include a bonus payment to the executive officers and related payroll taxes.  Highbury did not pay compensation of any kind in 2007.

•
Impairment of Intangibles. We recorded impairment charges to the identifiable intangible related to Aston’s advisory contract with the Aston Funds of $2,288,000 and $4,110,000 in the fourth quarters of 2008 and 2007, respectively, as a result of recent negative market performance and net asset outflows from the Aston Funds. Highbury also determined that the identifiable intangible continued to meet the criteria for indefinite life.

•
Other Operating Expenses. The most significant components of other operating expenses include sub-administration fees, professional fees, insurance, occupancy, marketing and advertising, voice and data communication and travel and entertainment expenses.

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

Principles of Consolidation. The consolidated financial statements include the accounts of Highbury and Aston, in which Highbury has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in another entity. Highbury is the manager member of Aston and owns 65% of Aston. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses while the remaining portion of revenue is allocable to Highbury and the other members, with a priority to Highbury. The portion of the income of Aston allocated to owners other than Highbury is included in minority interest in the Consolidated Statements of Income. Minority interest on the Consolidated Balance Sheets includes capital and undistributed income owned by the management members of Aston. All material intercompany balances and transactions have been eliminated in consolidation.

Investments. In 2007, the Company elected the early adoption provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Company carries its investments at fair value based on quoted market prices. The Company reflects interest paid and accrued on money market mutual funds and U.S. Treasury bills in interest income and changes in fair value of investments in Investment income.

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

We recorded impairment charges to the identifiable intangible related to Aston’s advisory contract with the Aston Funds of $2,288,000 and $4,110,000 in the fourth quarters of 2008 and 2007, respectively, as a result of negative market performance and net asset outflows from the Aston Funds. Highbury also determined that the identifiable intangible continued to meet the criteria for indefinite life.

The excess of purchase price for the acquisition of the acquired business over the fair value of net assets acquired, including the acquired mutual fund advisory contract, is reported as goodwill. Goodwill is not amortized, but is instead reviewed for impairment. Highbury assesses goodwill for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess. We determined that the goodwill has not been impaired as of December 31, 2008.

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

Income Taxes. Deferred tax assets and liabilities are primarily the result of timing differences between the carrying value of assets and liabilities and the deductibility of operating expenses for financial reporting and income tax purposes. Deferred tax assets and liabilities are primarily the result of future tax deductions for the Company’s intangible assets. We amortize acquired intangible assets over a 15-year period for tax purposes only, reducing their tax basis below their carrying value for financial statement purposes and generating deferred taxes each reporting period. We amortized $2,226,059 related to goodwill and intangible assets in 2008 for income tax purposes. Additionally, at November 30, 2006, when Highbury ceased to be a corporation in the development stage, we had total deferred expenses of $440,342 that will be amortized for tax purposes over a 15-year period. These expenses were expensed for financial statement purposes during Highbury’s development stage but were not deductible for tax purposes. Highbury amortized $29,356 of this deferred expense in 2008.  Deferred tax assets and liabilities also result from unrealized investment gains and losses.  Such unrealized gains and losses are reflected in our consolidated statements of income, but we do not incur an income tax liability or receive a benefit until such gains or losses, respectively, are realized.

As required by FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), the Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  Since the adoption of FIN 48 at January 1, 2007, the Company has had no uncertain tax positions.

Recently Issued Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS 160 would have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. For Highbury, this pronouncement will require certain additional disclosures beginning January 1, 2009 and application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity with Generally Accepted Accounting Principles.’” SFAS 162 is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if adopted in their current form would have a material effect on the accompanying consolidated financial statements.

Basis of Presentation

In the “Results of Operations” section to follow, we discuss the consolidated financial results for the Company for fiscal years 2008 and 2007.

Results of Operations

Year ended December 31, 2008 for the Company compared to year ended December 31, 2007 for the Company.

 For the year ended December 31, 2008, the Company earned net income of $486,007 on total revenue of $35,712,112, as compared to net income of $852,892 on total revenue of $42,063,995 for the year ended December 31, 2007.

The following table summarizes the components of revenue, weighted average assets under management and the weighted average fee basis for the years ended December 31, 2008 and 2007.

	For the year ended December 31, 2008
	Total Fees	Weighted Average Assets Under Management ($ millions)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$31,200,270	$4,459	(1)	0.70%
Net administrative fees(2)	1,931,170	7,244	(3)	0.03%
Money market service fees	558,027	2,937		0.02	%(4)
	$33,689,467	4,459	(5)	0.76	%(5)

	For the year ended December 31, 2007
	Total Fees	Weighted Average Assets Under Management ($ millions)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$37,095,887	$5,268	(1)	0.70%
Net administrative fees(2)	2,221,523	8,335	(3)	0.03%
Money market service fees	578,120	3,223		0.02	%(4)
	$39,895,530	5,268	(5)	0.76	%(5)

(1)	Includes long-term mutual fund and separate account assets under management.

(2)
Administrative fees are presented net of sub-administration fees paid to a third party to be consistent with the methodology used in calculating the revenue sharing arrangement with Aston. Gross administration fees were $3,953,815 and $4,389,988 for the years ended December 31, 2008 and 2007, respectively.

(3)	Aston provides administrative services to the Aston Funds, as well as five money market mutual funds managed by Fortis.

(4)
Aston receives a money market service fee from Fortis equal to $550,000 per annum plus 0.0001% of the weighted average assets under management in the five money market mutual funds in excess of $3 billion. The fee is accrued and paid monthly.

(5)
For an estimate of the overall weighted average fee basis, we use the total fees from all sources and the weighted average assets under management for which we provide investment advisory services (Note 1 above).

As of December 31, 2008, the Company had approximately $3.5 billion of total assets under management, compared to approximately $5.1 billion as of December 31, 2007. As of December 31, 2008, mutual fund assets under management were approximately $3.4 billion, compared to approximately $5.0 billion as of December 31, 2007, a decrease of approximately 32%. This aggregate decline in mutual fund assets under management of $1,574 million resulted from a combination of (i) negative market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $1,786 million and (ii) net asset inflows, which represent aggregate contributions from new and existing clients less withdrawals, of approximately $212 million. During the year ended December 31, 2007, the Company experienced net asset redemptions of approximately $965 million which were partially offset by positive market appreciation and other adjustments, including distributions of income and gains, reinvestments of distributions, and other items, of approximately $486 million. The Company believes that recent improvements in the relative investment performance of many of the Aston Funds led to our net asset inflows in 2008. During the year ended December 31, 2008, separate account assets under management decreased from $145 million to $115 million.

The Company generated total operating revenue during the year ended December 31, 2008 of $35,712,112, as compared to $42,063,995 during the year ended December 31, 2007. This 15% decrease in revenue was largely attributable to the overall decline in assets under management from 2007 to 2008. Net advisory fees decreased from $37,095,887 in 2007 to $31,200,270 in 2008, primarily as a result of lower average mutual fund balances. For the same reason, gross administration fees decreased from $4,389,988 in 2007 to $3,953,815 in 2008. Net administration fees declined from $2,221,523 in 2007 to $1,931,170 in 2008. Aston also earned money market service fees of $558,027 in the year ended December 31, 2008, down from $578,120 in the year ended December 31, 2007. The Company’s overall weighted average fee basis remained flat at 0.76% in 2008 as compared to 2007.

Distribution and sub-advisory costs declined from $19,857,033 for the year ended December 31, 2007 to $16,514,898 in 2008. This 17% decline is attributable to the decline in weighted average assets under management from 2007 to 2008, as these expenses are directly related to the value of assets under management.

Compensation and related expenses were $6,037,770 for the year ended December 31, 2008. Compensation and related expenses were $6,643,587 for the year ended December 31, 2007. The Aston management team participates directly in the profitability of the business through their retention of any excess operating allocation which is paid as compensation. Because of the lower level of assets under management in 2008, as compared to 2007, there was a lower level of excess operating allocation available to pay as compensation to the Aston management team.  In addition, 2008 compensation includes $300,000 paid to Highbury’s executive officers.

Highbury recorded impairment charges to the identifiable intangible related to Aston's advisory contract with the Aston Funds of $2,288,000 and $4,110,000 in the fourth quarters of 2008 and 2007, respectively, as a result of net asset outflows from the Aston Funds and negative market performance.

The Company incurred $186,450 of depreciation and amortization expense relating to Aston’s fixed assets in 2008, compared to $222,114 in 2007.

Other operating expenses increased from $5,727,206 for the year ended December 31, 2007 to $5,970,130 for the year ended December 31, 2008. These expenses include the operating expenses of Aston and Highbury for the periods and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for 2007 were $3,612,916, as compared to $3,926,862 in 2008. Highbury’s operating expenses include $40,000 paid to Highbury’s independent director in 2008.  Highbury’s independent directors received no director fees in 2007.

Highbury’s operating expenses, excluding impairment charges, for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
	2008	2007
Professional fees	$1,495,625	$1,461,040
Compensation and related expenses	325,487	―
Insurance	196,580	243,759
Administrative fees	120,000	95,000
Travel and entertainment	122,403	145,607
Other expenses	108,660	168,884
	$2,368,755	$2,114,290

Non-operating income (loss) consists primarily of earnings on cash and cash equivalent balances, short-term investments in U.S. Treasury bills and money market mutual funds and marketable securities. For the year ended December 31, 2008, Highbury earned interest income on its cash and cash equivalent balances of $155,172. The Company also had realized losses and net unrealized losses of $663,175 related to investments in marketable securities. For the year ended December 31, 2007, Highbury earned $458,105 on its cash and cash equivalent balances and had unrealized losses of $121,300 related to investments in U.S. Treasury bills and marketable securities.

Highbury’s realized and unrealized gains and losses on its marketable securities for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended December 31,
	2008	2007
Aston mutual funds
Realized gains (losses)	$(146,492)	$7,264
Unrealized gains (losses)	(657,748)	(128,564)
Other marketable securities
Realized gains (losses)	—	—
Unrealized gains (losses)	141,065	—
	$(663,175)	$(121,300)

For the year ended December 31, 2008, the Company recorded income before minority interest and provisions for income taxes of $4,206,861. Minority interest and income taxes for the period were $3,309,929 and $410,925, respectively. For the year ended December 31, 2007, the Company recorded income before minority interest and provisions for income taxes of $5,840,860. Minority interest and income taxes for the period were $4,489,176 and $498,792, respectively.

The following table outlines Highbury’s income tax expenses for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
Current	$556,336	$1,363,725
Deferred - intangible related	(37,023)	(648,507)
Deferred - other	(108,388)	(216,426)
Totals	$410,925	$498,792

For further discussion of the Company’s income taxes, please refer to Note 10 of the audited consolidated financial statements included elsewhere herein.

Highbury earned net income of $486,007 in 2008 as compared to $852,892 in 2007.

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

	Year Ended December 31,
	2008	2007
Net Income	$486,007	$852,892
Impairment of intangible	2,288,000	4,110,000
Intangible-related deferred taxes	(37,023	(648,507
Affiliate depreciation	186,450	222,114
Other non-cash expenses	—	—
Cash Net Income	$2,923,434	$4,536,499

Impact of Inflation

Our revenue is directly linked to the total assets under management within the 26 mutual funds and the separate accounts managed by Aston. Our total assets under management increase or decrease on a daily basis as a result of fluctuations in the financial markets and net asset flows from investors. While long-term returns in the financial markets have historically exceeded the rate of inflation, this may not be the case going forward. Our operating expenses are likely to be directly affected by inflation. Furthermore, while we earn interest income on our cash balances, the current interest rates available to us are less than the rate of inflation.  As a result, the impact of inflation erodes our purchasing power. Consistent with our investment policy statement discussed above, we have invested a portion of our working capital in a manner intended to protect the real purchasing power of our working capital in an inflationary environment.  However we cannot be sure this strategy will be successful.

Liquidity and Capital Resources

Prior to the acquisition of the acquired business, Highbury funded its business activities almost exclusively through cash flows from financing, including the debt and equity provided by the initial shareholders and the funds raised in our initial public offering.  Since the acquisition, Highbury has funded its business activities with a combination of operating income and the interest income earned on its cash and cash equivalent balances and expects to fund future acquisitions with retained net income or the issuance of debt or equity. Aston funds its business activities with operating cash flow. Highbury may occasionally provide capital to Aston to help finance the development of new products or execute accretive acquisitions. Because Aston, like most investment management businesses, does not require a high level of capital expenditures, such as for purchases of inventory, property, plant or equipment, liquidity is less of a concern than for a company that sells physical assets. Although our assets under management, revenue and net income have declined, our business continues to generate positive after-tax cash flow, and we are not facing liquidity constraints.

Highbury has not paid any cash dividends on its common stock to date and has no present intention to do so. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, business strategy and general financial condition. Such capital requirements include seed capital investments in new investment funds, working capital reserves to ensure clients of Aston and potential future affiliates of Highbury’s ability to support the stability of such affiliates during periods of increased market volatility, capital to finance the completion of identified potential acquisitions and capital to enable Highbury to pursue other potential acquisitions by ensuring financial credibility with acquisition targets and sources of capital such as senior lenders and equity co-investors.

As of December 31, 2008 and 2007, Highbury had no borrowings outstanding. In the future, however, we will closely review our ratio of debt to Adjusted EBITDA, as defined below, (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our $12.0 million credit facility currently limits our borrowings under the credit facility to 2.0 times Adjusted EBITDA and our total leverage ratio to 5.0 times Adjusted EBITDA. We believe this level is prudent for our business, although substantially higher levels of senior and subordinated debt in relation to Adjusted EBITDA may also be prudent to fund future acquisitions.

Current market conditions may make it more difficult for us to complete an acquisition through the use of debt financing because of the reduced availability of debt at appropriate terms. A decrease in our assets under management caused by negative market conditions could have an adverse effect on the distributions we receive from Aston and potential future affiliates and limit our ability to repay our borrowings, including any debt issued to finance an acquisition. In addition, our ability to make accretive acquisitions through the issuance of additional equity is dependent upon the relationship between the market value of our outstanding common stock and the pricing of any transaction. If the price of our common stock remains at or near its current level, it may be more difficult for us to issue additional equity to finance an acquisition. In addition, potentially attractive acquisition targets may be unwilling to pursue a transaction in the short term if current economic conditions have decreased the value of their business and, as a result, the consideration they would receive in a transaction. The inability to complete accretive acquisitions may negatively impact our growth, results of operations or financial condition.

As of December 31, 2008, the Company had $10,244,469 of cash and cash equivalents, $4,186,552 of investments and $2,448,572 of accounts receivable as compared to $7,276,545 of cash and cash equivalents, $4,635,507 of investments and $3,502,142 of accounts receivable as of December 31, 2007. Pursuant to the asset purchase agreement, as discussed in Item 1 “Business — Aston Business Strategy”, we received a contingent payment in December 2008.  The contingent payment was based on the target revenue, as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”.  The target revenue for the six month period ending November 30, 2008 was $30,459,205. Therefore, in December 2008, Fortis paid us $3,740,796. The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in December. Aston receives payment of its revenues generally within the first week of the month following the month in which they are earned. At December 31, 2008, the Company had accounts payable of $3,407,601, primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers and accrued compensation payable to Aston’s management members and employees, as compared to accounts payable of $4,549,216 at December 31, 2007. The payments to Aston’s distribution partners and the investment sub-advisers are generally paid shortly after the receipt of the revenue discussed above. Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. We expect Aston will continue to distribute all of its excess cash on a quarterly basis to its owners, so we do not expect large cash balances to accrue within Aston. Highbury will retain its cash and cash equivalents and investments, and we expect these balances will increase over time until used to pay operating expenses, fund acquisitions, service debt, if any, or repurchase our securities, if appropriate.

Management believes our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under the current credit facility and our ability to issue debt or equity securities will be sufficient to meet our present and reasonably foreseeable operating cash needs and future commitments.

Cash Flow from Operating Activities. Cash flow from operations represents net income plus non-cash charges or credits for deferred income taxes, depreciation and amortization and impairment charges as well as the changes in our consolidated working capital. In 2008, Highbury had $6,619,896 of net cash flow from its operating activities as compared to $11,376,820 of net cash flow from its operating activities in 2007. We recorded non-cash impairment charges to the identifiable intangible related to Aston's advisory contract with the Aston Funds of $2,288,000 and $4,110,000 in the fourth quarters of 2008 and 2007, respectively, as a result of negative market performance and net asset outflows from the Aston Funds. In 2008, accounts payable decreased by $837,001 as compared to a 2007 increase of $2,279,746. This is primarily a result of a reduction in the distributions payable to the Aston management team and a decrease in the distribution and sub-advisory costs owed relative to the prior year.

Cash Flow from Investing Activities. Net cash flow from investing activities will result primarily from investments in new affiliates, U.S Treasury securities and marketable securities. In 2008, Highbury invested a total of $5,319,735 in U.S. Treasury securities and marketable securities as compared to a total of $9,932,233 in 2007. In 2008, the investments in U.S. Treasury securities subsequently matured, and a portion of the investments in marketable securities were sold generating proceeds to Highbury of $5,105,515.  In December 2008, we received a contingent payment of $3,740,796. In 2007, a portion of the investments subsequently matured or were sold, generating proceeds to Highbury of $5,296,274. In 2007, we also paid $19,464 for costs indirectly related to our initial acquisition and spent $117,480 on purchases of fixed assets.

Cash Flow from Financing Activities. Net cash flow from financing activities will result primarily from the issuance of equity or debt and the repayment of any obligations which may arise thereunder, the repurchase of our outstanding securities and minority interest distributions paid to Aston’s management members. In 2008, we used $1,751,467 and $1,823,083 to repurchase outstanding common stock and warrants, respectively. In 2007, we entered into Unit Purchase Option Repurchase Agreements with the underwriters of our initial public offering pursuant to which we repurchased the underwriters’ unit purchase option for aggregate cash payments of $1,300,000. The unit purchase option was cancelled upon its repurchase. We also paid distributions of $3,614,543 and $4,276,077 to Aston’s management members in 2008 and 2007, respectively, related to their minority interest in Aston.

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

Borrowings under our credit facility will bear interest, at our option, at either the fluctuating prime rate plus one-half of one percent (0.50%) per year or the LIBOR interest rate plus two and three-quarters percent (2.75%) per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on September 30, 2009. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%). As of December 31, 2008, we had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. As of December 31, 2008, we were in compliance with all of the covenant requirements under this credit facility.

Contractual Obligations

As a “Smaller Reporting Company,” we are not required to include Contractual Obligations.

Supplemental Non-GAAP Liquidity Measure

As supplemental information, we provide information regarding Adjusted EBITDA, a non-GAAP liquidity measure. This measure is provided in addition to, but not as a substitute for, cash flow from operations. Adjusted EBITDA means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) interest expense, plus (d) depreciation, plus (e) other non-cash expenses, plus (f) income tax expense. This definition of Adjusted EBITDA is consistent with the definition of Adjusted EBITDA used in our credit facility. Adjusted EBITDA, as calculated by us, may not be consistent with computations of Adjusted EBITDA by other companies. As a measure of liquidity, we believe that Adjusted EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. We further believe that many investors use this information when analyzing the financial position of companies in the investment management industry.

The following table provides a reconciliation of net income to Adjusted EBITDA for fiscal years 2008 and 2007:

	Year Ended December 31,
	2008	2007
Net Income	$486,007	$852,892
Provision for income taxes	410,925	498,792
Interest expense	—	—
Impairment of intangible	2,288,000	4,110,000
Depreciation and amortization	186,450	222,114
Other non-cash expenses	—	—
Adjusted EBITDA	$3,371,382	$5,683,798

Quantitative and Qualitative Disclosures About Market Risk

The investment management business is, by its nature, subject to numerous and substantial risks, including volatile trading markets and fluctuations in the volume of market activity. Our revenue, which is based on a percentage of our assets under management, is largely dependent on the total value and composition of our assets under management. Additionally, consistent with the terms of Highbury’s investment policy statement, we invest a portion of our working capital, from time to time, in marketable securities.  Consequently, our net income, revenues and working capital investments are likely to be subject to wide fluctuations, reflecting the effect of many factors, including: general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; changes in global monetary aggregates; changes in supply and demand fundamentals for equity and debt securities as well as real commodities; and the size, volume and timing of transactions. These and other factors could affect the stability and liquidity of securities and future markets, and the ability of Highbury, Aston and other financial services firms and counterparties to satisfy their obligations.

Highbury is also exposed to market risk as it relates to changes in interest rates applicable to borrowings under Highbury’s line of credit and investment of Highbury’s cash balances. Because Highbury had no outstanding debt under its line of credit as of December 31, 2008, it does not view this interest rate risk as a material risk.

Certain of Highbury’s outstanding cash balances are invested in 100% U.S. Treasury money market mutual funds. We do not have significant exposure to changing interest rates on invested cash at December 31, 2008. As a result, the interest rate market risk implicit in these investments at December 31, 2008, if any, is low.

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of SFAS No. 133 and are accordingly not accounted for as derivatives for purposes of SFAS No. 133, but instead are accounted for as equity. See Note 8 to the consolidated financial statements for a discussion of the warrants.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about how we are affected by market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk” in Item 7, which is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e)) as of December 31, 2008. Based on that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

As of December 31, 2008, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the fiscal quarter ended December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Highbury’s current directors and executive officers are as follows:

Name	Age	Position
R. Bruce Cameron	52	Chairman of the Board

Richard S. Foote	45	President, Chief Executive Officer and Director

R. Bradley Forth	29	Executive Vice President, Chief Financial Officer and Secretary

Aidan J. Riordan	36	Director

Hoyt Ammidon Jr.	71	Director

R. Bruce Cameron, CFA has been our chairman of the board of directors since our inception. Mr. Cameron has been the president and chief executive officer of Berkshire Capital Securities LLC, or Berkshire Capital, a New York-based investment banking firm, since its formation in May 2004. Mr. Cameron co-founded Berkshire Capital Corporation, the predecessor firm to Berkshire Capital, in 1983 as the first independent investment bank covering the financial services industry, with a focus on investment management and capital markets firms. Mr. Cameron and his partners have advised on approximately 230 mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management of nearly $446 billion and aggregate transaction value in excess of $10.3 billion. Mr. Cameron is the managing member of Broad Hollow LLC, an entity formed for the purpose of facilitating the investments in us made by our founding shareholders, which owns 776,250 shares of our common stock and 75,000 of our units. Prior to forming Berkshire Capital Corporation, Mr. Cameron was an associate director of Paine Webber Group Inc.’s Strategic Planning Group from 1981 through 1983. Mr. Cameron began his career at Prudential Insurance Company from 1978 through 1980, working first in the Comptroller’s Department and then in the Planning & Coordination Group. Mr. Cameron was graduated from Trinity College, where he received a B.A. in Economics, and from Harvard Business School, where he received an M.B.A. Mr. Cameron also attended the London School of Economics. Mr. Cameron is a CFA charterholder and is on the membership committee of the New York Society of Security Analysts. Mr. Cameron is a director of Capital Counsel LLC in New York City, a high net worth investment management firm he advised when it was established. Mr. Cameron is a Fellow of the Life Management Institute. He is also a past trustee of the Securities Industry Institute.

Richard S. Foote, CFA has been our president and chief executive officer and a member of our board of directors since our inception. Mr. Foote has been a managing director of Berkshire Capital since its formation in May 2004 and a managing director, principal and vice president of Berkshire Capital Corporation since 1994.  Since 1994, Mr. Foote has advised on 30 completed mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management of approximately $131 billion and aggregate transaction value of approximately $2.2 billion. Mr. Foote is a director of Berkshire Capital and serves on its compensation committee, commitment committee and technology committee. From 1991 through 1994, Mr. Foote was a co-founder and partner of Knightsbridge Capital Partners, a partnership engaged in investment banking and merchant banking activities. From 1985 to 1991, Mr. Foote was a vice president, an associate, and an analyst in the investment banking division of PaineWebber Incorporated, primarily working on mergers, acquisitions and the issuance of equity and debt securities. Mr. Foote was graduated from Harvard College, cum laude, in 1985 with an A.B. in Economics. Mr. Foote is a CFA charterholder and a member of the CFA Institute, the New York Society of Security Analysts, the Pension Real Estate Association and the National Council of Real Estate Investment Fiduciaries.

R. Bradley Forth, CFA has been our executive vice president, chief financial officer and secretary since our inception. Mr. Forth has been a vice president and an associate at Berkshire Capital since its formation in May 2004 and an associate and an analyst at Berkshire Capital Corporation since 2001. Mr. Forth has advised on 19 mergers and acquisitions of financial services companies with aggregate transaction value of approximately $1.3 billion. He was graduated from Duke University in 2001 with a B.S. in Economics and a B.A. in Chemistry. Mr. Forth is a CFA charterholder and a member of the CFA Institute and the New York Society of Security Analysts.

Aidan J. Riordan has been a member of our board of directors since May 2007. Mr. Riordan is a Partner at Calvert Street Capital Partners, Inc. (“CSCP”), a Baltimore-based private equity investment firm focused on middle-market manufacturing and service companies. Previously, he was an Associate with Castle Harlan, Inc., a New York-based middle-market private equity partnership from 2000 to 2003. Mr. Riordan also served as an Associate for Berkshire Capital Corporation from 1994 to 1998. He holds a Bachelor of Arts degree in Economics from the University of Pennsylvania and a Masters in Business Administration degree in Finance from Columbia Business School. Mr. Riordan currently serves on the boards of directors for two CSCP portfolio companies: Universal Millennium, a printing and graphics services company, and ADAPCO, a distributor of specialty chemicals and equipment.

Hoyt Ammidon Jr. has been a member of our board of directors since December 2008. Mr. Ammidon has been an Advisory Director for Berkshire Capital since 2004. Prior to this role, he served as a Managing Director at Berkshire Capital and its predecessor from 1994 to 2004. Mr. Ammidon was previously at Cazenove Incorporated, where he was President of its U.S. brokerage and investment banking subsidiary from 1988 to 1993. He was also formerly the Managing Director of Chase Investment Bank’s Merger and Acquisition Division from 1985 to 1987, and Senior Vice President in E.F. Hutton Company’s Corporate Finance Department from 1977 to 1985. Mr. Ammidon began his career in corporate finance at Morgan Stanley & Co. from 1963 to 1976 and worked in Paris for three years for Morgan & Cie. International from 1972 to 1975. He is a former director of Tetra Technologies, Inc., Balchem Corporation and W. H. Smith Group (USA). He has also served as a member of the Securities Industry Association’s International Committee. Mr. Ammidon earned a BA in history from Yale University in 1959 and then served as a captain and aviator in the United States Marine Corps from 1959 to 1963.

Number and Terms of Directors

Highbury’s board of directors has four directors and is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Hoyt Ammidon Jr., will expire on the date of our annual meeting in 2009.  Mr. Ammidon was elected as a director by the board of directors on December 18, 2008 to fill the vacancy in the first class of directors. The term of office of the second class of directors, consisting of R. Bruce Cameron and Aidan J. Riordan, expired at the annual meeting held on October 29, 2007. Messrs. Cameron and Riordan were re-elected for three-year terms which will expire on the date of our annual meeting in 2010. The term of office of the third class of directors, consisting of Richard S. Foote, expired at our annual meeting held on December 8, 2008. Mr. Foote was re-elected for a three-year term which will expire on the date of our annual meeting in 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Highbury’s officers and directors, and persons who own more than ten percent of Highbury’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Such persons are required by the SEC regulations to furnish us with copies of all Forms 3, 4 and 5 that they file. Based on our review of the Forms 3, 4 and 5 filed by such persons, we believe that all Section 16(a) filing requirements applicable to Highbury’s officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2008, with the following exceptions.  Woodbourne Partners LP, a beneficial owner of more than 10% of Highbury's outstanding common stock, filed five Form 4s on February 14, 2008, all five of which were filed late.  Each Form 4 filed by Woodbourne Partners on February 14, 2008 reflects one transaction.  The Form 4 filed on May 6, 2008 by Potomac Capital Management LLC, a beneficial owner of more than 10% of Highbury's outstanding common stock, was filed one day late.  The Form 4 filed by Potomac Capital Management LLC on May 6, 2008 reflects one transaction.

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

Committees of the Board of Directors

Audit Committee. Highbury has not established an audit committee. Highbury’s entire board of directors currently carries out the functions customarily undertaken by the Audit Committee. Highbury’s board of directors has determined that R. Bruce Cameron, Richard S. Foote and Hoyt Ammidon Jr. each qualify as an “audit committee financial expert” as that term is defined under Item 407(d)(5)(ii) of Regulation S-K of the Securities and Exchange Act of 1934, as amended. However, since Messrs. Cameron and Foote are officers of Highbury, neither is “independent” as that term is defined under the Nasdaq Capital Market listing requirements.

Compensation Committee. In February, 2009, Highbury’s board of directors formed a Compensation Committee.  The members of the Compensation Committee are Aidan J. Riordan and Hoyt Ammidon Jr. The Compensation Committee operates under a written charter adopted by the board of directors, which can be viewed on our website at http://www.highburyfinancial.com.

Nominating Committee. Highbury’s entire board of directors currently carries out the functions customarily undertaken by the Nominating Committee. Our board of directors does not have a formal policy for selection of nominees. The members of our board of directors make recommendations on the basis of our best interests.

ITEM 11.      EXECUTIVE COMPENSATION

As a “Smaller Reporting Company,” the Company has elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosure required by Item 402 of Regulation S-K. Under the scaled disclosure obligations, the Company is not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Chairman, Chief Executive Officer and Chief Financial Officer of Highbury for fiscal years 2007 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
R. Bruce Cameron,	2007	—	—	—	—	—	—
Chairman of the Board	2008	—	$75,000	—	—	—	$75,000

Richard S. Foote,	2007	—	—	—	—	—	—
President, Chief Executive Officer and Director	2008	—	$150,000	—	—	—	$150,000

R. Bradley Forth,	2007	—	—	—	—	—	—
Executive Vice President, Chief Financial Officer and Secretary	2008	—	$75,000	—	—	—	$75,000

2008 DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of the independent directors of Highbury for fiscal year 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Aidan J. Riordan	$40,000	—	—	—	$40,000

Highbury’s board of directors has approved annual cash fees for each of the Company’s independent directors of $40,000 for 2009.

Compensation Committee Interlocks and Insider Participation

In February 2009, Highbury’s board of directors formed a Compensation Committee consisting of Messrs. Ammidon and Riordan.  However, during the fiscal year ended December 31, 2008, Highbury’s entire board of directors carried out the functions customarily undertaken by the Compensation Committee. Two members of Highbury’s board of directors, Messrs. Cameron and Foote, were executive officers of Highbury during the fiscal year ended December 31, 2008. In addition, Messrs. Cameron and Foote are executive officers of, and serve on the compensation committee of Berkshire Capital. For a description of certain transactions between us and Messrs. Cameron and Foote, see “Certain Relationships And Related Transactions, And Director Independence — Share Issuances to Initial Stockholders” under Item 13. For a description of certain transactions between us and Berkshire Capital, which will benefit Messrs. Cameron and Foote to the extent of their interest in Berkshire Capital, see “Certain Relationships and Related Transactions, And Director Independence - Office Services Agreement” and “- Financial Adviser Engagement” under Item 13. During the fiscal year ended December 31, 2008, Messrs. Cameron, Foote and Forth participated in the deliberations of Highbury’s board of directors concerning executive officer compensation but did not vote on the executive officer compensation proposal.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 2, 2009 in respect of beneficial ownership of Highbury’s common stock by each director, by each named executive officer and by all directors and executive officers of Highbury as a group, and each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of Highbury’s outstanding shares of common stock. The percentages of common stock beneficially owned are based on 9,118,740 shares of common stock outstanding as of March 2, 2009 adjusted for each holders’ exercisable warrants, if any.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and address of beneficial owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock
R. Bruce Cameron(2)	1,223,751	13.2%
Broad Hollow LLC(3)	1,001,250	10.8%
Richard S. Foote(4)	667,500	7.2%
R. Bradley Forth(5)	111,249	1.2%
Aidan J. Riordan(6)	3,450	<0.1%
Hoyt Ammidon Jr.(7)	0	0%
Wellington Management Company, LLP(8)	2,751,951	24.5%
Jack Silver(9)	2,804,200	23.5%
Nisswa Master Fund Ltd.(10)	1,727,659	17.0%
Woodbourne Partners, L.P.(11)	1,368,000	15.0%
Second Curve Capital, LLC(12)	1,002,000	11.0%
Talon Opportunity Partners, L.P.(13)	997,000	10.8%
North Star Investment Management Corp.(14)	855,300	9.4%
Fairview Capital(15)	940,000	7.6%
Ionic Capital Partners LP(16)	650,300	6.7%

All executive officers and directors as a group (five individuals)(2)(4)(5)	2,005,950	21.6%

(1)	Unless otherwise noted, the business address of each stockholder listed in this table is c/o Berkshire Capital Securities LLC, 535 Madison Avenue, 19th Floor, New York, New York 10022.

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

(5)
The business address of Mr. Forth is c/o Highbury Financial Inc., 999 Eighteenth Street, Suite 3000, Denver, CO 80202. Includes 16,666 shares issuable upon exercise of warrants that are now exercisable.

(6)	The business address of Mr. Riordan is c/o Highbury Financial Inc., 999 Eighteenth Street, Suite 3000, Denver, Colorado 80202.

(7)	The business address of Mr. Ammidon is c/o Highbury Financial Inc., 999 Eighteenth Street, Suite 3000, Denver, Colorado 80202.

(8)
As reported in the Schedule 13G/A filed with the SEC on January 12, 2009 by Wellington Management Company, LLP. The business address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. Wellington Management, in its capacity as investment adviser, may be deemed to beneficially own 2,751,951 shares of common stock which are held of record by clients of Wellington Management. The Schedule 13G does not disclose the natural persons that would be deemed the control persons of Wellington Management Company, LLP. Based on a Form ADV filed by Wellington Management Company, LLP, with the SEC on January 7, 2009 the control persons of Wellington Management Company, LLP are Saul Pannell, Perry Traquina, Cynthia Clarke, Selwyn Notelovitz, Karl Bandtel, Jean Hynes, Edward Steinborn, Lucius Hill, Phillip Perelmuter, Brendan Swords, Edward Bousa and James Valone.

(9)
As reported in the Form 4, filed on December 15, 2008, and Schedule 13D, filed December 16, 2008, with the SEC by Jack Silver. The business address of Mr. Silver is c/o SIAR Capital LLC, 660 Madison Avenue, New York, New York 10021. The 2,804,200 shares beneficially owned by Mr. Silver includes 2,804,200 shares of common stock issuable upon exercise of warrants that are now exercisable.  All of the warrants are held by Sherleigh Associates Profit Sharing Plan, a trust of which Jack Silver is the trustee.

(10)
As reported in the Schedule 13G/A filed with the SEC on February 12, 2008 and the Form 4 filed with the SEC on April 2, 2008 by Brian Taylor, Pine River Capital Management L.P., and Nisswa Master Fund Ltd and a Schedule 13G/A filed with the SEC on January 16, 2009 by Brian Taylor, Pine River Capital Management L.P., and Nisswa Acquisition Master Fund Ltd. The business address of each of these persons is c/o Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305. Includes 1,013,900 shares issuable upon exercise of warrants that are now exercisable. Brian Taylor and Pine River Capital Management L.P. have shared voting power and shared dispositive power over 1,013,900 warrants; and Nisswa Master Fund Ltd. has shared voting power and shared dispositive power over 659,400 of these 1,013,900 warrants. Brian Taylor, Pine River Capital Management L.P. and Nisswa Acquisition Master Fund Ltd. have shared voting and dispositive power over 713,759 shares.

(11)
As reported in a Schedule 13G/A filed with the SEC on February 13, 2009 by Woodbourne Partners L.P., Clayton Management Company and John D. Weil. The business address of Woodbourne Partners, L.P. is 200 North Broadway, Suite 825, St. Louis, Missouri 63102. The controlling person of Woodbourne Partners, L.P. is Clayton Management Company, its General Partner, and Mr. John Weil is the President and controlling person of Clayton Management Company. Mr. Weil and Clayton Management Company have sole voting and dispositive power over 1,368,000 shares.

(12)
As reported in a Schedule 13G/A filed with the SEC on February 17, 2009 by Second Curve Capital, LLC, Thomas K. Brown and Second Curve Opportunity Fund, LP. The business address of each of these persons is 237 Park Avenue, 9th Floor, New York, NY 10017. Second Curve Capital, LLC and Thomas Brown have shared voting power and shared dispositive power with respect to 1,002,000 shares.  Second Curve Opportunity Fund, LP has shared voting and dispositive power with respect to 497,820 of the 1,002,000 shares.

(13)
As reported in the Schedule 13G/A filed with the SEC on February 13, 2009 by Talon Opportunity Partners, L.P., Talon Opportunity Managers, L.L.C. and Talon Asset Management, LLC. The business address of each of these entities is One North Franklin, Suite 900, Chicago, Illinois 60606. Talon Asset Management, LLC, as manager of Talon Opportunity Managers, L.L.C., the general partner of Talon Opportunity Partners, L.P, holds 1,001,000 shares, which include 997,000 shares on behalf of Talon Opportunity Partners, L.P. and 4,000 shares on behalf of a managed account client of Talon Asset Management, LLC. From time to time, Talon Opportunity Partners, L.P. may make distributions of partnership income to limited partners, none of which has an interest relating to more than 5% of the class. The Schedule 13G/A does not disclose the natural persons that would be deemed the control persons of Talon Asset Management, LLC. Based on a Form ADV filed by Talon Asset Management, LLC with the SEC on March 4, 2008, the control persons of Talon Asset Management, LLC are Terry Diamond, Alan Wilson, Barbara Rumminger, Sophia Erskine, Edwin Ruthman, William Wolf, Bruce Beerbower, Talon Asset Management Inc., Diamond JJJD Enterprises, LLC, David Kelson, Evan Dreyfuss, Janice Coker, Brian Washkoviak, Jamie Schwartz, John Diamond and Jennifer Diamond. Includes 80,000 shares issuable upon exercise of warrants that are now exercisable.

(14)
As reported in a Schedule 13F filed with the SEC on July 23, 2008 by North Star Investment Management Corp. and a Schedule 13G/A filed with the SEC on May 1, 2008 by North Star Investment Management Corp. and Peter G. Contos II, North Star Investment Management Corp. has sole voting and dispositive power over 322,400 of these shares. The business address of North Star Investment Management Corp. is 20 North Wacker Drive, Suite 1416, Chicago, Illinois 60606. As reported in a Schedule 13G filed with the SEC on May 1, 2008 by Kuby Gottlieb Special Value Fund, LP and Peter G. Contos II, Kuby Gottlieb Special Value Fund, LP has sole voting and dispositive power over 532,900 of these shares. The business address of Kuby Gottlieb Special Value Fund, LP is 20 North Wacker Drive, Suite 1416, Chicago, Illinois 60606.

(15)
As reported in the Schedule 13G/A filed with the SEC on February 11, 2009 by Fairview Capital, Fairview Capital Investment Management, LLC, Andrew F. Mathieson, Scott W. Clark and Darlington Partners, L.P. The business address of each of the reporting persons is 300 Drakes Landing Road, Suite 250, Greenbrae, CA 94904. Fairview Capital Investment Management, LLC is an investment adviser. It is the general partner and investment adviser of Darlington Partners, L.P. Fairview Capital is the manager of Fairview Capital Investment Management, LLC. Mr. Mathieson is the controlling shareholder and President of Fairview Capital. Mr. Clark is a member and portfolio manager of Fairview Capital Investment Management, LLC. The reporting persons have shared voting and dispositive power over 940,000 shares and Mr. Clark has sole voting and dispositive power over an additional 3,000 shares. Each of Fairview Capital Investment Management, LLC, Fairview Capital, Mr. Mathieson and Mr. Clark disclaims beneficial ownership of the 940,000 shares, except to the extent of that person’s pecuniary interest therein. Darlington Partners, L.P. disclaims beneficial ownership of the 940,000 shares.

(16)
As reported in the Schedule 13G filed with the SEC on September 4, 2008 by Ionic Capital Partners LP, Ionic Capital Management LLC and Ionic Capital Master Fund Ltd. The business address of Ionic Capital Partners LP and Ionic Capital Management LLC is 366 Madison Avenue, 9th Floor, New York, New York 10017. The business address of Ionic Capital Master Fund Ltd. is Walkers SPV Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands. Includes 650,300 shares issuable upon exercise of warrants that are now presently exercisable. Shares reported for Ionic Capital Master Fund Ltd. reflect shares of common stock issuable upon the exercise of warrants held of record by Ionic Capital Master Fund Ltd. Shares reported for Ionic Capital Partners LP consist of the shares reported for Ionic Capital Master Fund Ltd. and shares of common stock issuable upon the exercise of warrants held of record by another private investment fund of which Ionic Capital Partners LP is the investment adviser. Ionic Capital Partners LP has voting and investment control over such shares, but disclaims beneficial ownership of the shares reported herein except to the extent of its pecuniary interest therein. Shares reported for Ionic Capital Management LLC reflect shares reported for Ionic Capital Partners LP, of which Ionic Capital Management LLC is the general partner, and in such capacity may be deemed to have voting and investment control over such shares. Ionic Capital Management LLC disclaims beneficial ownership of all such shares except to the extent of its pecuniary interest therein.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column(a))
Equity Compensation Plans Approved by Security Holders	—	—	—

Equity Compensation Plans not Approved by Security Holders	—	—	(1)

Total	—	—	—

(1) For a description of the maximum number of securities remaining available for issuance under the Equity Incentive Plan see the sections entitled “Maximum Number of Shares Available for Awards Other Than Qualified Performance-Based Awards” and “Maximum Number of Shares Available for Qualified Performance-Based Awards” in the summary below, which such sections are incorporated by reference herein.

In 2008, Highbury’s board of directors adopted the Highbury Financial Inc. 2008 Equity Incentive Plan, or the Equity Incentive Plan. The Equity Incentive Plan is intended to retain and reward highly qualified employees, executive officers, consultants and directors of Highbury and its affiliates, and to encourage their ownership of common stock. The plan was included in the Company’s 2008 proxy statement but was not approved by Highbury’s stockholders. However, the Equity Incentive Plan remains in effect, securities are authorized for issuance under the Equity Incentive Plan, and the board of directors may make awards under this plan. Below is a summary of the principal provisions of the Equity Incentive Plan. The summary does not purport to be exhaustive and is qualified by the full text of the plan.

Administration. The Equity Incentive Plan is administered by the compensation committee of the board of directors. Subject to the provisions of the Equity Incentive Plan, the compensation committee has discretion to determine the employees, executive officers, consultants or directors who will receive awards and the form of the awards. Further, the compensation committee has complete authority to interpret the Equity Incentive Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of the respective award agreements (which need not be identical) and to make all other determinations necessary or advisable for the administration of the Equity Incentive Plan. Awards may be granted to any employee or executive officer of or consultant to Highbury or any of its affiliates and to non-employee members of the board of directors or of any board of directors (or similar governing authority) of any affiliate. Awards may be granted under the Equity Incentive Plan prior to October 21, 2018.  There are up to 14,017,334 shares of the Company’s common stock authorized for issuance under this plan based upon the achievement of certain long term financial, business and other performance criteria.

Maximum Number of Shares Available for Awards Other Than Qualified Performance-Based Awards.  The maximum number of shares of common stock available for awards under the Equity Incentive Plan, other than those awards intended to qualify as Qualified Performance-Based Awards (as defined below), is 10% multiplied by the sum of (x) and (y), where (x) is that number of shares of common stock issued and outstanding as of September 30, 2008, and (y) is the lesser of (i) the number of warrants to purchase common stock that were issued and outstanding as of September 30, 2008, and (ii) the number of warrants to purchase common stock that were issued and outstanding as of September 30, 2008 and that have been exercised as of the last day of the last possible performance period under the Equity Incentive Plan (which cannot expire later than twenty years after the date of adoption of the Equity Incentive Plan) ((x) plus (y) together, the “Initial Shares”).

Maximum Number of Shares Available for Qualified Performance-Based Awards.  The maximum number of shares of common stock (or their cash equivalent) available for awards intended to qualify as “performance-based compensation” under Section 162(m) of the Code (“Qualified Performance-Based Awards”) is the number of “Base Shares” calculated as of the last day of the last performance period to expire under the Plan (which cannot expire later than October 21, 2028). This maximum is also reduced by the Initial Shares and by any shares that are subject to, or have been issued pursuant to, awards under the Equity Incentive Plan other than Qualified Performance-Based Awards. The “Base Shares” are the Initial Shares, increased annually, on a compounded basis, by the least of (i) 4.855%, the 2008 burn rate cap for non-Russell 3000 diversified financial companies, the industry group with which Highbury has the most in common, as published by RiskMetrics Group and adjusted for full value awards, (ii) the future burn rate cap applicable to Highbury published by RiskMetrics Group, and (iii) any lower rate recommended by the President and Chief Executive Officer of Highbury and approved by the compensation committee (the “Burn Rate Cap”). The number of shares of common stock available for Qualified Performance-Based Awards shall also be subject to reduction if the “CAGR” for all performance periods under the Equity Incentive Plan is less than 30%. “CAGR” means the compound annual growth rate in “Cash Net Income Per Share” over a performance period, expressed as a percentage. “Cash Net Income Per Share” means, with respect to any year, the quotient obtained by dividing (i) net income before amortization, intangible-related deferred taxes, affiliate depreciation and other non-cash expenses (including, without limitation, any charges related to the Equity Incentive Plan or any other equity-based or cash-based incentive compensation plan of Highbury), as determined by the compensation committee based on the audited financial statements of Highbury for such year, by (ii) the daily weighted average number of shares of common stock outstanding during such year, determined on a diluted basis using the treasury stock method to determine the number of common stock share equivalents issuable pursuant to any dilutive securities, excluding any shares of common stock issued or issuable pursuant to awards under the Equity Incentive Plan or under any other equity-based compensation plan of Highbury.

Qualified Performance-Based Awards Subject to Stockholder Approval.  Awards will not qualify as Qualified Performance-Based Awards unless the material terms of the underlying performance goals are disclosed to and approved by Highbury’s stockholders prior to settlement of the Awards.  The material terms of the Equity Incentive Plan, including a description of the business criteria upon which performance goals for Qualified Performance-Based Awards may be based, were disclosed in a proxy statement delivered to Highbury’s stockholders in connection with the 2008 annual meeting of Highbury stockholders.  At such meeting the Highbury stockholders did not approve the Equity Incentive Plan.

Additional Limitations.  The maximum Qualified Performance-Based Award payment to any participant for a performance period is 50% of the maximum number of shares of common stock (or their cash equivalent at the date of settlement) that may be issued under the Equity Incentive Plan for Qualified Performance-Based Awards. Further, in no event shall the number of shares of common stock covered by awards granted to any one individual in any calendar year exceed 50% of the aggregate number of shares of common stock subject to the Equity Incentive Plan.

Types of Awards.  Awards under the Equity Incentive Plan may include incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, qualified performance-based awards, including performance stock units, and stock grants. Awards of incentive stock options are subject to stockholder approval of the Equity Incentive Plan within 12 months of the adoption of the plan, or no later than October 21, 2009. If the stockholders’ timely approval of the Equity Incentive Plan is not obtained, only nonqualified stock options may be granted under the plan.

Effect of Termination of Employment or Other Association.  Unless the compensation committee determines otherwise in connection with any particular award, in the event that a participant’s employment or other association with Highbury or an affiliate ends for any reason, any outstanding stock options and stock appreciation rights will generally terminate 90 days following the recipient’s termination of employment or other association with Highbury, and any other outstanding award will be forfeited or otherwise subject to return to or repurchase by Highbury on the terms specified in the applicable award agreement. However, in the case of performance stock units, if a participant’s employment or other association with Highbury or an affiliate terminates prior to the end of a performance period due to (i) termination for any reason within 24 months following a change of control of Highbury, (ii) total and permanent disability, (iii) death, (iv) involuntary termination without cause, or (v) voluntary termination for good reason, the participant (or, in the event of death, the participant’s estate), will be entitled to receive only a prorated proportion of his performance stock units based on the number of days in the performance period remaining after the date of termination, subject to achievement of the performance goals. Except in certain circumstances approved by the compensation committee, no award under the Equity Incentive Plan may be transferred by the recipient, and during the life of the recipient all rights under an award may be exercised only by the recipient or his or her legal representative.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements Related to Share Issuances to Related Parties

Prior to the consummation of our initial public offering, we issued a total of 1,725,000 shares of common stock to our initial stockholders including 172,500 shares to R. Bruce Cameron, our Chairman of the Board, 517,500 shares to Richard S. Foote, our President, Chief Executive Officer and Director, 86,250 shares to R. Bradley Forth, our Executive Vice President, Chief Financial Officer and Secretary and 776,250 shares to Broad Hollow LLC, of which Mr. Cameron is the managing member. Our initial stockholders also purchased an aggregate of 166,667 units for an aggregate purchase price of $1 million in a private placement contemporaneously with our initial public offering.

The Company’s initial stockholders are entitled to registration rights with respect to the shares of common stock, warrants and units of the Company owned by them. The holders of the majority of the shares purchased prior to the initial public offering, or the founding shares, and the holders of the majority of the units purchased in the private placement completed contemporaneously with our initial public offering are each entitled to make up to two demands that the Company register these securities and any other securities of the Company owned by them. In addition, our initial stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements. These securities are also eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

The founding shares were placed in escrow until the earliest of: (1) January 31, 2009; (2) the Company’s liquidation; and (3) the consummation of a liquidation, merger or stock exchange, stock purchase or other similar transaction which resulted in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Subsequent to the expiration of the escrow period on January 31, 2009, our initial stockholders are no longer prohibited from selling or transferring their founding shares.

Office Services Agreement

Commencing on January 25, 2006, Berkshire Capital made available to us such office space and certain general and administrative services as we required from time to time. On November 30, 2006, we entered into a new office services agreement with Berkshire Capital which provided for a monthly fixed fee for office services of $7,500. On October 31, 2007, we replaced the November 30, 2006 agreement with a new office services agreement with Berkshire Capital which provides for a monthly fixed fee of $10,000 for office and secretarial services including use and access to our office in Denver, Colorado and those other office facilities of Berkshire Capital as we may reasonably require as well as information technology equipment and access to numerous subscription-based periodicals and databases. In addition, certain employees of Berkshire Capital provide us with financial reporting, administrative and information technology support on a daily basis. R. Bruce Cameron, our Chairman of the Board, Richard S. Foote, our President, Chief Executive Officer and Director, and R. Bradley Forth, our Executive Vice President, Chief Financial Officer and Secretary are employees and equity owners of Berkshire Capital. As a result of these affiliations, these individuals will benefit from the transaction to the extent of their interest in Berkshire Capital. However, this arrangement is solely for our benefit and is not intended to provide any of our executive officers compensation in lieu of a salary. We believe, based on rents and fees for similar services, that the fee charged by Berkshire Capital is more favorable than we could have obtained from an unaffiliated third party. This agreement was ratified in accordance with our Related Person Policy described below.

Financial Adviser Engagement

We have engaged Berkshire Capital to act as our non-exclusive financial adviser in connection with possible acquisitions. In such capacity, Berkshire Capital will assist us in structuring, negotiating and completing acquisitions of targets identified by us and acknowledged by both us and Berkshire Capital as being subject to Berkshire Capital’s engagement. If we enter into an agreement to acquire such a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then we will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, we will pay Berkshire Capital $200,000 which will be credited against the success fee. We will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct. R. Bruce Cameron, our Chairman of the Board, Richard S. Foote, our President, Chief Executive Officer and Director, and R. Bradley Forth, our Executive Vice President, Chief Financial Officer and Secretary are employees and equity owners of Berkshire Capital. As a result of these affiliations, these individuals will benefit from the transaction to the extent of their interest in Berkshire Capital. We believe, based on discussions with other investment banks, that the terms of our engagement of Berkshire Capital are at least as favorable as we could have obtained from an unaffiliated third party. This transaction was approved in accordance with our Related Person Policy described below.

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

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors has adopted certain written policies and procedures for the review, approval and ratification of related person transactions, which we refer to as our Related Person Policy. Among other things, our Related Person Policy provides that any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest, must be reported to our board of directors prior to the consummation or amendment of the transaction. A related person, as defined in our Related Person Policy, means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of our voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. Our board of directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the board of directors, including (if applicable) but not limited to: the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The board of directors may approve only those related person transactions that are in, or are not inconsistent with, the best interests of us and of our stockholders, as the board of directors determines in good faith. At the beginning of each fiscal year, the board of directors will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months. The board of directors will consider all of the relevant facts and circumstances and will determine if it is in the best interests of us and our stockholders to continue, modify or terminate these related person transactions.

The transactions described in this Item under the caption “— Agreements Related to Share Issuances to Related Parties” were not approved or ratified in accordance with our Related Person Policy, which was not in effect at the time such transactions were consummated. Because all of our directors at that time had an interest in such transactions, it was not possible to have them approved or ratified by disinterested directors.

Independence of Directors

Highbury currently does not have, and is not required to have, a majority of independent directors. Should Highbury decide to list on a securities exchange, we will be required to adhere to the independence requirements of that exchange. We believe that only two of our current four directors, Messrs. Riordan and Ammidon, would meet the independence requirements applicable to companies listed on the Nasdaq Capital Market, including those applicable to audit, compensation and nominating committee members. Our other two directors, Messrs. Cameron and Foote, would not meet the director independence requirements of the Nasdaq Capital Market. Highbury’s entire board of directors, including Messrs. Cameron and Foote who are not independent directors, carries out the functions customarily undertaken by audit and nominating committees. Messrs. Riordan and Ammidon are the members of the Compensation Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of J.H. Cohn LLP, or Cohn, which we retained on January 24, 2008, currently acts as our principal accountant. Cohn performed the audits of our consolidated financial statements for the 2008 and 2007 fiscal years.

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

The following is a summary of fees paid or to be paid to Cohn, GGK and RSM McGladrey, Inc., or RSM, for services rendered.

Audit Fees

During the fiscal year ended December 31, 2008, we incurred $242,416 in fees from Cohn for services provided in connection with our Quarterly Reports on Form 10-Q for the first three quarters of the 2008 fiscal year, our proxy filing for the annual shareholder meeting and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

During the fiscal year ended December 31, 2007, we incurred $97,817 in fees for services provided by GGK in connection with our Quarterly Reports on Form 10-Q for the first three quarters of the 2007 fiscal year, filing of registration statements, our proxy filing for the annual stockholder meeting and consultation regarding accounting for potential acquisition transactions. During the fiscal year ended December 31, 2007, we incurred $140,584 in fees for services provided by Cohn in connection with our Annual Report on Form 10-K for fiscal year ended December 31, 2007.

Tax Fees

In 2007, we paid RSM $28,025 in connection with the preparation of our 2006 tax returns and tax consultation.

Pre-Approval of Fees

Our full board of directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the board of directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. We did not pay any fees to Cohn or GGK for services that fall under the categories “Audit Related Fees”, “Tax Fees” and “All Other Fees” as such categories are defined in the rules promulgated by the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.           Financial Statements:

Index to Financial Statements

2.            Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.            Exhibits:

The following Exhibits are filed as part of this report:

Exhibit No.	Description

3.1(1)	Restated certificate of incorporation.

3.2(2)	By-laws.

4.1(2)	Specimen Unit Certificate.

4.2(2)	Specimen Common Stock Certificate.

4.3(2)	Specimen Warrant Certificate.

4.4(2)	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.

4.5(2)	Unit Purchase Option.

10.1(2)	Subscription Agreement between the Registrant and R. Bruce Cameron.

10.2(2)	Subscription Agreement between the Registrant and Richard S. Foote.

10.3(2)	Subscription Agreement between the Registrant and R. Bradley Forth.

10.4(2)	Subscription Agreement between the Registrant and The Hillary Appel Trust.

10.5(2)	Subscription Agreement between the Registrant and The Catey Lauren Appel Trust.

10.6(2)	Subscription Agreement between the Registrant and Broad Hollow LLC.

Exhibit No.	Description

10.7(2)
Form of Letter Agreement between the Registrant and each of R. Bruce Cameron, Richard S. Foote, R. Bradley Forth, The Hillary Appel Trust, The Catey Lauren Appel Trust, Broad Hollow LLC (the initial stockholders) and Russell L. Appel.

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

10.13(3)	Side Letter Agreement, dated as of April 20, 2006, by and among Registrant, Aston Asset Management LLC and Veredus Asset Management LLC.

10.14(3)	Side Letter Agreement, dated as of April 20, 2006, by and among Registrant, Aston Asset Management LLC and River Road Asset Management LLC.

10.15(1)	Side Letter Agreement, dated as of November 30, 2006, by and among Registrant, Aston Asset Management LLC and Montag & Caldwell, Inc.

10.16(3)	Side Letter Agreement, dated as of April 20, 2006, by and among Registrant, Aston Asset Management LLC and ABN AMRO Asset Management Holdings, Inc.

10.17(3)	Amended and Restated Limited Liability Company Agreement of Aston Asset Management LLC, dated as of April 20, 2006.

10.18(4)	Credit Agreement, dated as of November 9, 2006, between City National Bank and Registrant.

10.19(1)	Office Service Agreement, between Registrant and Berkshire Capital, dated November 30, 2006.

10.20(1)	Promissory Note issued by Aston in favor of Registrant, dated November 30, 2006.

10.21(2)	Administrative, Compliance and Marketing Services Agreement, dated as of September 1, 2006, between ABN AMRO Asset Management, Inc., and Aston Asset Management LLC.

10.22(2)	Form of Investment Advisory Agreement, between the Aston Funds and Aston Asset Management LLC.

10.23(5)	Letter Agreement, dated February 2, 2007, by and between Registrant and Berkshire Capital Securities LLC.

Exhibit No.	Description

10.24(6)	First Amendment to Credit Agreement, dated as of October 31, 2007, between City National Bank and Registrant.

10.25(6)	Office Service Agreement, between Registrant and Berkshire Capital, dated October 31, 2007.

10.26(5)	Amendment to Unit Purchase Option, dated December 15, 2006, by and between Registrant and ThinkEquity Partners LLC.

10.27(5)	Amendment to Unit Purchase Option, dated December 15, 2006, by and between Registrant and EarlyBirdCapital, Inc.

10.28(5)	Amended and Restated Warrant Clarification Agreement, dated December 15, 2006, by and between Registrant and Continental Stock Transfer and Trust Company.

10.29(7)	Second Amendment to Credit Agreement, dated as of October 1, 2008, between City National Bank and Registrant.

10.30(8)	Warrant Repurchase Agreement, dated as of January 8, 2008, between Context Capital Management LLC and Registrant.

10.31(9)	Share Repurchase Agreement, dated as of January 28, 2008, Potomac Capital Management LLC, as Investment Manager to certain shareholders of Registrant, and Registrant.

10.32(10)	Highbury Financial Inc. 2008 Equity Incentive Plan.

10.33(10)	Highbury Financial Inc. 2008 Executive Long Term Incentive Plan.

21.1(5)	Subsidiaries of Registrant.

23.1	Consent of J.H. Cohn LLP.*

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Principal Executive and Financial Officers 18 U.S.C. 1350.*

* Filed herewith.

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 6, 2006.

(2)	Incorporated by reference from our Registration Statement on Form S-1 (SEC File No. 333-127272).

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 21, 2006.

(4)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.

(5)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 23, 2007.

(6)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 5, 2007.

(7)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 6, 2008.

(8)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 11, 2008.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 1, 2008.

(10)	Incorporated by reference from Amendment No. 1 to Schedule 14-A filed with the SEC on October 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBURY FINANCIAL INC.

By:	/s/ Richard S. Foote
Richard S. Foote
President and Chief Executive Officer
Date:  March 4, 2009

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ R. Bruce Cameron	Chairman of the Board	March 4, 2009
R. Bruce Cameron

/s/ Richard S. Foote	President and Chief Executive Officer and Director (principal executive officer)	March 4, 2009
Richard S. Foote

/s/ R. Bradley Forth	Executive Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)	March 4, 2009
R. Bradley Forth

/s/ Aidan J. Riordan	Director	March 4, 2009
Aidan J. Riordan

/s/ Hoyt Ammidon Jr.	Director	March 4, 2009
Hoyt Ammidon Jr.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Highbury Financial Inc.

We have audited the accompanying consolidated balance sheets of Highbury Financial Inc. and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highbury Financial Inc. and Subsidiary as of December 31, 2008 and 2007, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

J. H. COHN LLP
New York, New York
March 4, 2009

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$10,244,469	$7,276,545
Investments	4,186,552	4,635,507
Accounts receivable	2,448,572	3,502,142
Prepaid expenses	239,434	270,086
Prepaid taxes	278,444	—
Total current assets	17,397,471	15,684,280

Other Assets
Fixed assets, net	806,637	991,260
Identifiable intangibles	22,982,000	25,270,000
Goodwill	3,305,616	7,046,412
Deferred tax assets	1,097,620	952,209
Other long-term assets	157,092	169,464
Total other assets	28,348,965	34,429,345

Total assets	$45,746,436	$50,113,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,407,601	$4,549,216
Income taxes payable	—	97,758
Total current liabilities	3,407,601	4,646,974

Deferred rent	805,707	844,980
Total Liabilities	4,213,308	5,491,954

Minority interest	840,000	840,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.0001 par value, authorized 50,000,000 shares; 9,118,740 and 9,527,000 shares issued and outstanding as of December 31, 2008 and 2007, respectively	912	953
Additional paid-in capital	51,818,975	55,393,484
Accumulated deficit	(11,126,759)	(11,612,766)
Total stockholders’ equity	40,693,128	43,781,671
Total liabilities and stockholders’ equity	$45,746,436	$50,113,625

See Notes to Consolidated Financial Statements

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Consolidated Statements of Income

	Year Ended December 31,
	2008	2007

Revenue	$35,712,112	$42,063,995

Operating expenses
Distribution and sub-advisory costs	16,514,898	19,857,033
Compensation and related expenses	6,037,770	6,643,587
Depreciation and amortization	186,450	222,114
Impairment of intangibles	2,288,000	4,110,000
Other operating expenses	5,970,130	5,727,206
Total operating expenses	30,997,248	36,559,940

Operating income	4,714,864	5,504,055

Other (loss) income
Interest income	155,172	458,105
Investment losses	(663,175)	(121,300)
Total other (loss) income	(508,003)	336,805

Income before minority interest	4,206,861	5,840,860

Minority interest in net income of subsidiary	3,309,929	4,489,176

Income before provision for income taxes	896,932	1,351,684

Provision for income taxes	410,925	498,792

Net income	$486,007	$852,892

Weighted average shares outstanding, basic	9,158,692	9,527,000
Net income per share, basic	$0.05	$0.09

Weighted average shares outstanding, diluted	9,158,692	10,752,904
Net income per share, diluted	$0.05	$0.08

See Notes to Consolidated Financial Statements

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2006	9,527,000	$953	$56,693,484	$(12,465,658)	$44,228,779

Repurchase of underwriters’ purchase option	—	—	(1,300,000)	—	(1,300,000)

Net income	—	—	—	852,892	852,892

Balance at December 31, 2007	9,527,000	953	55,393,484	(11,612,766)	43,781,671

Repurchase of common stock	(408,260)	(41)	(1,751,426)	—	(1,751,467)

Repurchase of warrants	—	—	(1,823,083)	—	(1,823,083)

Net income	—	—	—	486,007	486,007

Balance at December 31, 2008	9,118,740	$912	$51,818,975	$(11,126,759)	$40,693,128

See Notes to Consolidated Financial Statements

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	Year Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$486,007	$852,892

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	186,450	222,114
Deferred income taxes	(145,411)	(864,933)
Interest income accrued	—	(120,848)
Investment losses	663,175	121,300
Minority interest in net income of subsidiary	3,309,929	4,489,176
Deferred rent	(39,273)	322,620
Impairment charge	2,288,000	4,110,000
Changes in operating assets and liabilities:
(Increase) decrease in :
Accounts receivable	1,053,570	144,280
Prepaid expenses	30,652	(48,866)
Prepaid taxes	(278,444)	—
Other current assets	—	13,670
Increase (decrease) in :
Accounts payable and accrued expenses	(837,001)	2,279,746
Income taxes payable	(97,758)	(144,331)
Net cash provided by operating activities	6,619,896	11,376,820

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(5,319,735)	(9,932,233)
Proceeds from sales of investments	5,105,515	5,296,274
Payment of costs of the acquisition		(19,464)
Proceeds from contingent payment	3,740,796	—
Decrease in other long term assets	12,372	—
Purchase of fixed assets	(1,827)	(117,480)
Net cash provided by (used in) investing activities	3,537,121	(4,772,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of underwriters’ purchase option	—	(1,300,000)
Repurchase of common stock	(1,751,467)	—
Repurchase of warrants	(1,823,083)
Distributions paid to minority interest holders	(3,614,543)	(4,276,077)
Net cash used in financing activities	(7,189,093)	(5,576,077)

Net increase in cash and cash equivalents	2,967,924	1,027,840

Cash and cash equivalents - beginning of year	7,276,545	6,248,705

Cash and cash equivalents - end of year	$10,244,469	$7,276,545

Supplemental schedule of non-cash financing and investing activities:
Leasehold improvements paid by landlord	$—	$522,360

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$932,538	$1,508,055

See Notes to Consolidated Financial Statements

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.	Business and Summary of Significant Accounting Policies

Organization and Nature of Operations

Highbury Financial Inc. (“Highbury”, “we” or the “Company”) is an investment management holding company providing permanent capital solutions to mid-sized investment management firms. We pursue acquisition opportunities and seek to establish accretive partnerships with high quality investment management firms. Highbury’s strategy is to provide permanent equity capital to fund buyouts from corporate parents, buyouts of founding or departing partners, growth initiatives, or exit strategies for private equity funds. This strategy includes leaving material equity interests with management teams to align the interests of management and our shareholders and, in general, does not include integrating future acquisitions, although we may execute add-on acquisitions for our current or future affiliates. We seek to augment and diversify our sources of revenue by asset class, investment style, distribution channel, client type and management team.

The consolidated financial statements include the accounts of Highbury and its majority-owned subsidiary, Aston Asset Management LLC (“Aston”). We were incorporated in Delaware on July 13, 2005. On November 30, 2006, Highbury and Aston completed the acquisition of the U.S. mutual fund business of ABN AMRO Asset Management Holdings, Inc. (“AAAMHI”) from AAAMHI and certain of its affiliates. See Note 2 for additional information. Subsequent to the completion of the acquisition, AAAMHI was acquired by Fortis Investment Management USA, Inc. (“Fortis”).

Aston’s total assets under management were $3.5 billion and $5.1 billion as of December 31, 2008 and 2007, respectively. Aston provides investment advisory services to the Aston Funds, a Delaware business trust which includes a family of 26 and 27 no-load, open-end mutual funds with approximately $3.4 billion and $5.0 billion in client assets as of December 31, 2008 and 2007, respectively. Aston provides advisory, sales, marketing, compliance and operating resources to mutual funds using sub-advisers that produce institutional quality investment products. Aston also has a separate account management platform with approximately $115 million and $145 million of assets under management as of December 31, 2008 and 2007, respectively.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Highbury and Aston, in which the Company has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in another entity. Highbury owns 65% of Aston and is its manager member. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses, including compensation, while the remaining portion of revenue is allocable to the Company and the other members, with a priority to Highbury. The portion of the income of Aston allocated to owners other than Highbury (eight individuals collectively referred to herein as the “Management Members”) is included in minority interest in the consolidated statements of income. Minority interest in the consolidated balance sheets includes capital and undistributed income owned by the Management Members of Aston. All material intercompany balances and transactions have been eliminated in consolidation.

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

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Cash and Cash Equivalents

The Company considers all highly liquid investments, including money market mutual funds and U.S. Treasury securities with original maturities of three months or less, to be cash equivalents. Certain cash accounts are maintained at large financial institutions and, at times, may exceed federally insured limits.

Investments

In 2007, the Company elected the early adoption provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Company carries its investments at fair value based on quoted market prices, a Level 1 input, which is defined by SFAS 157 as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. The Company reflected interest paid and accrued on money market mutual funds and U.S. Treasury bills in interest income and changes in fair value of marketable securities, including certain mutual funds managed by Aston, in investment income.

Investments consist of the following:

	As of December 31,
	2008	2007
U. S. Treasury bills	$—	$3,064,071
Aston mutual funds	725,752	1,571,436
Other marketable securities	3,460,800	—
	$4,186,552	$4,635,507

Changes in fair value of investments are included in investment losses and are as follows:

	Year Ended December 31,
	2008	2007
Aston mutual funds
Realized gains (losses)	$(146,492)	$7,264
Unrealized gains (losses)	(657,748)	(128,564)
Other marketable securities
Realized gains (losses)	—	—
Unrealized gains (losses)	141,065	—
	$(663,175)	$(121,300)

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

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Under the terms of Highbury’s credit facility (Note 6), these fixed assets are pledged as collateral for borrowings under the credit facility.

 Acquired Client Relationships, Goodwill and Impairment Charges

The purchase price and the capitalized transaction costs incurred in connection with the acquisition were allocated based on the fair value of the assets acquired, which was primarily the acquired mutual fund advisory contract. In determining the allocation of the purchase price to the acquired mutual fund advisory contract, Highbury has analyzed the present value of the acquired business’ mutual fund advisory contract based on a number of factors including: the acquired business’ historical and potential future operating performance; the historical and potential future rates of new business from new and existing clients and attrition among existing clients; the stability and longevity of existing advisory and sub-advisory relationships; the acquired business’ recent, as well as long-term, investment performance; the characteristics of the acquired business’ products and investment styles; the stability and depth of the management team; and the acquired business’ history and perceived franchise or brand value.

The Company has determined that the acquired mutual fund advisory contract meets the indefinite life criteria outlined in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), because the Company expects both the contract and the cash flows generated by the contract to continue indefinitely due to the likelihood of continued renewal at little or no cost. However, the mutual funds’ trustees or directors may terminate the mutual fund advisory contract at any time upon written notice for any reason. The Company does not amortize this intangible asset, but instead assesses, each reporting period, whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the Company determines the indefinite life criteria are no longer met, the Company will amortize the asset over its remaining useful life. The Company reviews this asset for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded intangible asset may be impaired. If Highbury concludes that the carrying value of the asset exceeds its fair value, an impairment loss is recorded in an amount equal to any such excess.

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

The Company recorded impairment charges to the identifiable intangible related to Aston’s advisory contract with the Aston Funds of $2,288,000 and $4,110,000 in the fourth quarters of 2008 and 2007, respectively, as a result of negative market performance and net asset outflows from the Aston Funds.

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

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

As required by FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), the Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  Since the adoption of FIN 48 at January 1, 2007, the Company has had no uncertain tax positions.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

Minority Interest

Highbury owns 65% of Aston and is its manager member. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses, including compensation (the “Operating Allocation”), while the remaining portion of revenue (the “Owners’ Allocation”) is allocable to the Company and the other members, with a priority to Highbury. The portion of the income or loss of Aston allocated to owners other than Highbury is included in minority interest in the Consolidated Statements of Income. Minority interest in the Consolidated Balance Sheets includes capital and undistributed income owned by the Management Members.

Revenue Recognition

The Company, through Aston, earns investment advisory and administrative fees for services provided to the Aston Funds, five money market funds advised by Fortis and a limited number of separately managed accounts. These fees are primarily based on predetermined percentages of the market value of the assets under management and are billed in arrears of the period in which they are earned. These fees are recognized over the period in which services are performed unless facts and circumstances would indicate that collectibility of the fees is not reasonably assured. Expense reimbursements to certain of the Aston Funds in accordance with the advisory agreements are reported as an offset to investment advisory fees and accounts receivable. Substantially all of Aston’s revenues are derived from the Aston Funds for which Aston is the investment advisor. Management has determined that no allowance for doubtful accounts is necessary due to all fees being collected within one month from the date of invoice.

Deferred Rent

The Company recognizes rent on a straight line basis over the life of the lease and records the difference between the amount expensed and the rent paid as deferred rent.

Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these instruments.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective method. SFAS 123(R) requires entities to recognize compensation expense for awards of stock options and other share-based payments. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure requirements relating to operating segments in annual and interim financial statements. Management has determined that the Company operates in one business segment, namely as an investment adviser managing mutual funds and separate accounts.

Advertising

Advertising costs are expensed as incurred and amounted to $969,876 and $519,535 for the years ended December 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase method of accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for us beginning January 1, 2009 and will apply prospectively. We are currently assessing the potential impact that adoption of SFAS 160 would have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. For Highbury, this pronouncement will require certain additional disclosures beginning January 1, 2009 and application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The Company does not expect this standard to have a material impact on its consolidated results of operations or financial condition.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity with Generally Accepted Accounting Principles.’” SFAS 162 is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

2.	Acquisition

Summary of the Acquisition

On April 20, 2006, Highbury and Aston Asset Management LLC (the “Highbury Entities”), entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with AAAMHI, ABN AMRO Investment Fund Services, Inc. (“AAIFS”), ABN AMRO Asset Management, Inc., (“AAAMI”), Montag & Caldwell, Inc., (“Montag”), Tamro Capital Partners LLC, (“TAMRO”), Veredus Asset Management LLC, (“Veredus”), and River Road Asset Management, LLC, (“River Road” and together with AAAMHI, AAIFS, AAAMI, Montag, TAMRO and Veredus individually referred to as a “Seller” and collectively as “Sellers”) to acquire substantially all of the Sellers’ business of providing investment advisory, administration, distribution and related services to the U.S. mutual funds (the “Target Funds”) specified in the Asset Purchase Agreement.

Upon the consummation of the acquisition on November 30, 2006, the Highbury Entities acquired 100% of the assets necessary to operate the acquired business and such assets were transferred to Aston Asset Management LLC (“Aston”). Highbury owns a 65% interest in Aston, and eight employees of Aston own the balance of the membership interests. The Highbury Entities did not acquire any research and development assets in the acquisition.

Following the consummation of the acquisition, substantially all of the management and staff of the acquired business were hired by Aston. A senior officer of AAAMHI and three other individuals also joined Aston in connection with the acquisition. In connection with the consummation of the acquisition, Aston entered into agreements with each of the Sellers that previously managed the Target Funds pursuant to which each such Seller now acts as a sub-advisor to the applicable Target Fund. In connection with the consummation of the acquisition, Aston re-branded the Target Funds as the Aston Funds. Pursuant to the Asset Purchase Agreement, the Sellers have agreed not to terminate these agreements prior to November 30, 2011.

Limited Liability Company Agreement

Pursuant to the limited liability company agreement of Aston, 72% of the revenue (the “Operating Allocation”) of Aston is used to pay operating expenses of Aston. The remaining 28% of the revenues (the “Owners’ Allocation”) of Aston are allocated to the owners of Aston. The Owners’ Allocation is allocated among the members of Aston according to their relative ownership interests. Currently, 18.2% of total revenue is allocated to Highbury and 9.8% of total revenue is allocated to the Management Members. In the event that Aston’s operating expenses are less than 72% of Aston’s revenue, the additional income is allocated to the Management Members.  From time to time, certain non-cash expenses may be allocated in a different manner by mutual agreement of Highbury and the Management Members.

Highbury’s contractual share of revenues has priority over the distributions to the Management Members in the event Aston’s actual operating expenses exceed the Operating Allocation. As a result, excess expenses first reduce the portion of the Owners’ Allocation allocated to the Management Members until the Management Members’ allocation is eliminated, and then Highbury’s allocation is reduced. Any reduction in the distribution of revenues to be paid to Highbury is required to be repaid to Highbury, with interest, out of any future excess Operating Allocation and the portion of future Owners’ Allocation allocated to the Management Members.

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

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Costs of the acquisition:
Original purchase price	$38,600,000
Transaction costs	1,859,312
Total costs	$40,459,312

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

The purchase price (i) excluded up to $3.8 million that would have been be payable if the annualized investment advisory fee revenue generated under investment advisory contracts for the six months ending November 30, 2008 exceeded $41.8 million and (ii) included up to $3.8 million that was refundable if the annualized investment advisory fee revenue generated under investment advisory contracts for the six months ending November 30, 2008 was less than $34.2 million. In December 2008, Highbury received a contingent payment from Fortis in the amount of $3,740,796 and recorded this receipt as a decrease in the allocation to goodwill.  As a result, goodwill is reflected on the December 31, 2008 balance sheet at its adjusted cost of $3,305,616.

Acquired Assets

The assets acquired in the acquisition were accounted for under the purchase method of accounting and recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as identifiable intangibles and goodwill. The results of operations of the acquired business have been included in the consolidated financial statements beginning as of December 1, 2006.

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

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

For income tax purposes, Highbury has $27,828,761 (after reduction for the receipt of the contingent payment and accumulated amortization to date) of goodwill and identifiable intangibles to be amortized over the remaining portion of the original 15 year period (13 years remaining) as of December 31, 2008.

3.	Fixed Assets and Lease Commitments

Fixed assets consisted of the following:

	At December 31,
	2008	2007

Leasehold improvements	$601,666	$601,666
Furniture and fixtures	373,164	373,164
Computer equipment	142,426	140,599
Office equipment	97,945	97,945
	1,215,201	1,213,374
Accumulated depreciation and amortization	(408,564)	(222,114)
Net fixed assets	$806,637	$991,260

Depreciation and amortization expense was $186,450 and $222,114 in 2008 and 2007, respectively. Rent expense in 2008 and 2007, which totaled $404,192 and $369,973, respectively, was solely related to Aston’s operations. Aston currently leases office space for its primary office in Chicago and for two satellite offices in New Jersey and California under various leasing arrangements. The lease for the office in New Jersey expires in May 2009. The lease for the office in California is on a month-to-month basis. At December 31, 2008, the Company’s aggregate future minimum payments for the Chicago lease, which carries a ten year term ending January 2017, are payable as follows:

	Required Minimum Payments	Annual Lease Expense
Year ending December 31,
2009	$222,003	$219,174
2010	228,533	219,174
2011	235,062	219,174
2012	241,592	219,174
2013	248,121	219,174
Thereafter	783,539	670,129
Totals	$1,958,850	$1,765,999

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

In addition to the base rent, Aston is required to pay its pro rata share of the real estate taxes and operating expenses of its building. The figures in the table above reflect the base annual rent payments and the base annual rent expense on a straight-line basis in accordance with SFAS 13. Under the terms of Aston’s lease, Aston was entitled to an abatement of the base rent and real estate taxes and operating expenses for a period of 11 months at the beginning of the lease term. This abatement period ended in December 2007. Management has estimated that the abatement relating to real estate taxes and operating expenses was approximately $190,000. In addition, the lessor contributed $522,360 to the construction costs in connection with the build-out of the office space. This construction allowance and the aforementioned abatement of the real estate taxes and operating expenses has been recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease in accordance with SFAS 13. The amortization of these deferred rent amounts are not included in the annual rent expense schedule above. Also, Aston has an option to extend the lease under the same terms and conditions for a single additional five year period.

4.	Benefit Plans

In 2006, Aston established a qualified defined contribution retirement plan covering substantially all of its full-time employees. Under the plan, Aston is able to make discretionary contributions for the benefit of qualified plan participants up to IRS limits. The expense related to Aston’s plan for the years ended 2008 and 2007 was $87,520 and $104,172, respectively.

The Company has adopted the 2008 Equity Incentive Plan effective October 21, 2008 and expiring on October 21, 2018 (the tenth anniversary) unless amended or terminated earlier by the board of directors. This plan is intended to encourage ownership of stock by employees, consultants and directors of the Company and to provide incentives for them to promote the success of the Company’s business through the grant of awards of or pertaining to shares of the Company’s common stock.

The Company has adopted the 2008 Executive Long Term Incentive Plan effective October 21, 2008 expiring on December 31, 2029 unless amended or terminated earlier by the board of directors.  The purpose of this plan is to provide certain executives of the Company with incentive compensation based upon the achievement of financial, business and other performance criteria.

These non-qualified plans have been approved by the board of directors.  No awards have been granted under either of these plans.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	At December 31,
	2008	2007
Payable to sub-advisors	$802,583	$1,173,769
Payable to brokers	321,261	455,987
Payable to minority interest	660,887	965,500
Accrued compensation payable	436,239	1,072,280
Accrued professional fees	552,647	473,507
Other payables	633,984	408,173
Totals	$3,407,601	$4,549,216

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

6.	Credit Facility

Highbury has available a credit agreement with City National Bank expiring on October 31, 2009. The credit facility provides for a revolving line of credit of up to $12,000,000 which will be used for working capital, general corporate purposes and repurchases of the Company’s outstanding securities, if appropriate.

The Company’s borrowing under the credit facility bears interest, at Highbury’s option, at either the fluctuating prime rate plus 0.50% or LIBOR plus 2.75%. In addition, Highbury will pay annually a fee of 0.25% on the average daily balance of the unused portion of the credit facility. The Company will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner.

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

There were no borrowings outstanding under this facility at any point in 2008 or 2007, including at December 31, 2008 or 2007. Highbury has maintained compliance with the applicable covenants of this facility.

7.	Commitments and Contingencies

a.  The Company presently occupies office space provided by Berkshire Capital Securities LLC, an affiliate of our executive officers. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, information technology equipment and access to numerous subscription-based periodicals and databases, available to the Company as may be required by the Company from time to time. The Company had agreed to pay such affiliate $7,500 per month for such services commencing on January 26, 2006. The Company agreed to increase this payment to $10,000 per month effective November 1, 2007. The consolidated statements of income for the years ended December 31, 2008 and 2007 include $120,000 and $95,000 related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

b.  The Company’s stockholders prior to its initial public offering (the “Initial Stockholders”) are entitled to registration rights with respect to the shares of common stock, warrants and units of the Company owned by them. The holders of the majority of the shares purchased prior to the initial public offering, or the founding shares, and the holders of the majority of the units purchased in a private placement completed simultaneously with our initial public offering are each entitled to make up to two demands that the Company register these securities and any other securities of the Company owned by them. In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements. These securities are also eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

The founding shares were placed in escrow until the earliest of: (1) January 31, 2009; (2) the Company’s liquidation; and (3) the consummation of a liquidation, merger or stock exchange, stock purchase or other similar transaction which resulted in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Subsequent to the expiration of the escrow period on January 31, 2009, the Initial Stockholders are no longer prohibited from selling or transferring their founding shares.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2008, no shares of preferred stock have been issued.

Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2008 and 2007, 9,118,740 and 9,527,000 shares of common stock, par value $0.0001 per share, were issued and outstanding. In the first quarter of 2008, the Company repurchased 400,372 shares for $1,735,611.  In the fourth quarter of 2008, the Company repurchased 7,888 shares for $15,856.

Common Stock Commitments

At December 31, 2008 and 2007, 13,983,708 and 15,820,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants. All of the warrants have an exercise price of $5.00 and will expire on January 25, 2010.  The warrants will be redeemable, at the Company’s option, at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the Company’s common stock is at least $8.50 per share for any 20 trading days within a 30 trading-day period ending on the third day prior to the date on which notice of redemption is given.  In the first quarter of 2008, the Company repurchased 1,836,292 warrants for $1,823,083.

The Company has adopted the 2008 Equity Incentive Plan effective October 21, 2008 and expiring on October 21, 2018 (the tenth anniversary) unless amended or terminated earlier by the board of directors.  There are up to 14,017,334 shares of the Company’s common stock authorized for issuance under this plan based upon the achievement of certain long term financial, business and other performance criteria.  No awards have been granted under this plan.

9.	Economic Dependency

Relationships with a limited number of clients account for a significant majority of Highbury’s revenue. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management, is comprised of 26 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 26 funds, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund contributed approximately 35%, 16% and 11% of the revenues of Aston, respectively, in the month of December 2008. Additionally, as of December 31, 2008, approximately 11% of our assets under management and approximately 10% of our revenues are generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party. In the month of December 2007, the Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund contributed approximately 36% and 18% of the revenues of Aston, respectively.  As of December 31, 2007, approximately 20% of our assets under management and 23% of our revenues were generated by customers sourced through a firm which was previously affiliated with the sellers but was subsequently sold to an unaffiliated third party.  These various client concentrations leave Highbury vulnerable to any adverse change in the financial condition of any of its major clients. The loss of any of these relationships may have a material adverse impact on the Company’s revenue.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

10.	Income Taxes

The provisions for income taxes consist of the following:

	Year ended December 31,
	2008	2007

Current:
Federal	$408,058	$1,161,142
State	148,278	202,583
Deferred:
Federal	(107,459)	(766,248)
State	(37,952)	(98,685)
Totals	$410,925	$498,792

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

	Year Ended December 31,
	2008	2007
Statutory federal income tax rate	34%	34%
State tax net of federal benefit	6%	4%
Permanent differences	3%	(1)%
Other	3%	—
Effective income tax rate	46%	37%

The sources of the net deferred tax assets are as follows:

	At December 31,
	2008	2007

Expenses and net unrealized investment losses deferred for income tax purposes	$492,258	$383,869
(Amortization) impairment of intangibles	605,362	568,340
Net deferred tax assets	$1,097,620	$952,209

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

11.	Earnings Per Share

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

	Year Ended December 31,
	2008	2007
Numerator:
Net income	$486,007	$852,892

Denominator:
Average shares outstanding - basic	9,158,692	9,527,000
Effect of dilutive instruments:
Warrants	-	1,225,904
Average shares outstanding - diluted	9,158,692	10,752,904

As of December 31, 2008 and 2007, the Company’s dilutive instruments outstanding include 13,983,708 and 15,820,000 warrants, respectively.

There are no effects of dilutive instruments included in the 2008 calculation because the Company’s weighted average share price during the period was less than the warrants’ exercise price. The dilutive effect of the warrants is calculated using the treasury stock method and the average share price during the period.

12.	Related Person Transactions

Highbury’s Board of Directors has adopted certain policies and procedures for the review, approval and ratification of related person transactions, which the Company refers to as the Related Person Policy. Among other things, the Related Person Policy provides that any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Highbury (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest, must be reported to the Company’s Board of Directors prior to the consummation or amendment of the transaction. A related person, as defined in the Related Person Policy, means any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of Highbury’s voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. The Company’s Board of Directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the Board, including (if applicable) but not limited to: the benefits to Highbury; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The Board of Directors may approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Board determines in good faith. At the beginning of each fiscal year, the Board will review all previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months. The Board will consider all of the relevant facts and circumstances and will determine if it is in the best interests of Highbury and its stockholders to continue, modify or terminate these related person transactions.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer, is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President, is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer, is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties as such are defined in SFAS No. 57, “Related Party Disclosures” (“SFAS 157”). In 2008 and 2007, Aston earned advisory fees of $30,222,986 and $35,977,121 and administrative fees of $3,953,815 and $4,389,988 from the Aston Funds. These fees, in total, accounted for approximately 96% and 96% of Aston’s total revenue in 2008 and 2007. As of December 31, 2008 and 2007, the Company’s balance sheet includes accounts receivable of $2,039,687 and $3,093,885, respectively, associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees were earned.

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

The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, information technology equipment and access to numerous subscription-based periodicals and databases available to the Company, as may be required by the Company from time to time. The Company had agreed to pay Berkshire Capital $7,500 per month for such facilities and services commencing on January 26, 2006. The Company agreed to increase this payment to $10,000 per month effective November 1, 2007. The consolidated statements of income for the years ended December 31, 2008 and 2007 include $120,000 and $95,000 related to this agreement, respectively. The agreement is terminable by either party upon six months’ prior notice.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

13.	Subsequent Events

On January 21, 2009, the Company’s Board of Directors approved a Securities Repurchase Program authorizing the use of up to $1,000,000 to acquire shares of Highbury common stock, Highbury warrants or a combination thereof in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations.  Unless amended, this Securities Repurchase Program will expire on December 31, 2009.