Form 10-Q
period 2009-03-31
HIGHBURY FINANCIAL INC
filed 2009-04-29
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of April 27, 2009, 9,087,055 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2008	2009
	(audited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,244,469	$10,700,768
Investments	4,186,552	3,611,200
Accounts receivable	2,448,572	2,514,389
Prepaid expenses	239,434	191,187
Prepaid taxes	278,444	467,667
Other current assets	-	150,000
Total current assets	17,397,471	17,635,211

Other assets
Fixed assets, net	806,637	760,716
Identifiable intangibles	22,982,000	22,982,000
Goodwill	3,305,616	3,305,616
Deferred tax assets	1,097,620	741,001
Other long-term assets	157,092	100,000
Total other assets	28,348,965	27,889,333

Total assets	$45,746,436	$45,524,544

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,407,601	$3,282,929
Total current liabilities	3,407,601	3,282,929

Deferred rent	805,707	794,979
Total liabilities	4,213,308	4,077,908

Commitments and contingencies

Equity

Highbury Financial Inc. stockholders’ equity
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 9,118,740 and 9,103,098 shares issued and outstanding as of December 31, 2008 and March 31, 2009, respectively	912	910
Additional paid-in capital	51,818,975	51,784,703
Accumulated deficit	(11,126,759)	(11,178,977)
Total Highbury Financial Inc. stockholders’ equity	40,693,128	40,606,636

Noncontrolling interest	840,000	840,000

Total equity	41,533,128	41,446,636

Total liabilities and equity	$45,746,436	$45,524,544

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended
	March 31,
	2008	2009

Revenue	$9,279,047	$7,028,667

Operating expenses
Distribution and sub-advisory costs	(4,351,403)	(3,250,239)
Compensation and related expenses	(1,534,184)	(1,824,744)
Depreciation and amortization	(49,059)	(45,921)
Other operating expenses	(1,334,468)	(1,406,547)
Total operating expenses	(7,269,114)	(6,527,451)

Operating income	2,009,933	501,216

Other (loss) income
Interest income	54,011	12,465
Investment (loss) income	(178,824)	104,323
Total other (loss) income	(124,813)	116,788

Income before provision for income taxes	1,885,120	618,004

Provision for income taxes	(400,834)	(168,696)

Net income	1,484,286	449,308

Less: Net income attributable to noncontrolling interest	(860,007)	(46,371)

Net income attributable to Highbury Financial Inc.	$624,279	$402,937

Weighted average shares outstanding, basic	9,261,221	9,117,670
Net income per share, basic	$0.07	$0.04

Weighted average shares outstanding, diluted	9,261,221	9,117,670
Net income per share, diluted	$0.07	$0.04

Cash dividend per share of common stock – declared	$-	$0.05
Cash dividend per share of common stock – paid	$-	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Equity
(unaudited)

	Highbury Financial Inc. Stockholders
	Common Stock		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2008	9,118,740	$912	$51,818,975	$(11,126,759)	$840,000	$41,533,128
Repurchase of common stock	(15,642)	(2)	(34,272)	-	-	(34,274)
Common stock dividends declared - $0.05 per share	-	-	-	(455,155)	-	(455,155)
Net income for the period	-	-	-	402,937	46,371	449,308
Income distributable to noncontrolling interest	-	-	-	-	(46,371)	(46,371)
Balance at March 31, 2009	9,103,098	$910	$51,784,703	$(11,178,977)	$840,000	$41,446,636

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to Highbury Financial Inc.	$624,279	$402,937

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,059	45,921
Deferred taxes	179,677	356,619
Investment (gain) loss	178,824	(104,323)
Net income attributable to noncontrolling interest	860,007	46,371
Deferred rent	(9,470)	(10,728)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	238,673	(65,817)
Prepaid taxes	-	(189,223)
Prepaid expenses	92,761	48,247
Other current assets	-	(150,000)
Other assets	-	57,092
Increase (decrease) in:
Accounts payable and accrued expenses	(877,393)	34,689
Income taxes payable	90,657	-
Net cash provided by operating activities	1,427,074	471,785

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(2,000,000)	-
Proceeds from sales of investments	3,064,071	679,675
Payment of deferred acquisition costs	(2,419)	-
Purchase of fixed assets	(2,756)	-
Net cash provided by investing activities	1,058,896	679,675

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to noncontrolling interest holders	(955,070)	(660,887)
Repurchase of common stock	(1,735,611)	(34,274)
Repurchase of warrants	(1,823,084)	-
Net cash used in financing activities	(4,513,765)	(695,161)

Net (decrease) increase in cash and cash equivalents	(2,027,795)	456,299
Cash and cash equivalents - beginning of period	7,276,545	10,244,469
Cash and cash equivalents - end of period	$5,248,750	$10,700,768

Supplemental disclosure of cash flow information:

Noncash financing activity
Dividend declared	$-	$455,155

Cash paid for income taxes	$130,500	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 of Highbury Financial, Inc. and Subsidiary (“Company” or “Highbury”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results have been included. All material intercompany balances and transactions have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 4, 2009, includes additional information about Highbury, its operations and its financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

Investments

The Company carries its investments at fair value based on quoted market prices, a Level 1 input, which is defined by Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. The Company reflected interest paid and accrued on money market mutual funds and U.S. Treasury bills in interest income and changes in fair value of marketable securities, including certain mutual funds managed by its sole subsidiary, Aston Asset Management LLC (“Aston”), in investment income (loss).

Investments consist of the following:

	December 31,	March 31,
	2008	2009

Aston mutual funds	$725,752	$-
Other marketable securities	3,460,800	3,611,200
	$4,186,552	$3,611,200

Changes in fair value of investments are included in investment income (loss) and are as follows:

	Three Months Ended March 31,
	2008	2009

Aston mutual funds
Realized gains (losses)	$-	$(46,077)
Unrealized gains (losses)	(178,824)	-
Other marketable securities
Realized gains (losses)	$-	$-
Unrealized gains (losses)	-	150,400
	$(178,824)	$104,323

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS 160 in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the unaudited Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the unaudited Condensed Consolidated Statements of Operations. The prior periods presented have also been retrospectively restated to conform to the current classification required by SFAS 160. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no impact on the financial statements.

2.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,	March 31,
	2008	2009

Payable to sub-advisors	$802,583	$888,799
Payable to brokers	321,261	268,383
Payable to noncontrolling interest	660,887	46,371
Accrued compensation payable	436,239	774,074
Accrued professional fees	552,647	340,081
Dividend payable	-	455,155
Other payables	633,984	510,066
	$3,407,601	$3,282,929

3.  Commitments and Contingencies

a.  The Company presently occupies office space provided by Berkshire Capital Securities LLC (“Berkshire Capital”), an affiliate of our executive officers. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, financial reporting and administrative support, information technology equipment and support and access to numerous subscription-based periodicals and databases, available to the Company as may be required by the Company from time to time in exchange for a monthly payment of $10,000. The condensed consolidated statements of income for the three months ended March 31, 2008 and 2009 each include $30,000 related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

b.  The Company’s stockholders prior to its initial public offering (the “Initial Stockholders”) have registration rights with respect to the shares of common stock, warrants and units of the Company owned by them. The holders of the majority of the shares purchased prior to the initial public offering and the holders of the majority of the units purchased in a private placement completed simultaneously with our initial public offering are each entitled to make up to two demands that the Company register these securities and any other securities of the Company owned by them. In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements. These securities are also eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

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

4.  Economic Dependency

Relationships with a limited number of clients account for a significant majority of Highbury’s revenue. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management as of March 31, 2009, is comprised of 24 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 24 funds, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund contributed approximately 39%, 14% and 11% of the revenues of Aston, respectively, in March 2009.  In March 2008, the Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund contributed approximately 36% and 18% of the revenues of Aston, respectively.  These client concentrations leave Highbury vulnerable to any adverse change in the financial condition of any of its major clients. The loss of any of these relationships may have a material adverse impact on the Company’s revenue, profitability and cash flow.

5.  Income Taxes

The provisions (benefit) for income taxes for the three month periods ended March 31, 2008 and 2009 consist of the following:

	Three Months Ended
	March 31,
	2008	2009

Current
Federal	$178,991	$(130,330)
State	42,166	(57,593)
Deferred
Federal	158,998	308,682
State	20,679	47,937
	$400,834	$168,696

The sources of the net deferred tax assets are as follows:

	December 31,	March 31,
	2008	2009

Expenses and net unrealized investment losses deferred for income tax purposes	$492,258	$415,925
(Tax amortization of) / GAAP impairment of intangibles	605,362	325,076
Net deferred tax assets	$1,097,620	$741,001

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

	Three Months Ended
	March 31,
	2008	2009

Numerator:
Net income	$624,279	$402,937

Denominator:
Average shares outstanding - basic	9,261,221	9,117,670
Effect of dilutive instruments:
Warrants	—	—
Average shares outstanding - diluted	9,261,221	9,117,670

The dilutive effect of the warrants is calculated using the treasury stock method and the average share price during the period.  There are no effects of dilutive instruments included in the calculations because the Company’s weighted average share price during the periods was less than the warrants’ exercise price.  As of March 31, 2008 and 2009, the Company had 13,983,708 warrants outstanding.

7.  Related Person Transactions

Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties as such are defined in SFAS No. 57, “Related Party Disclosures” (“SFAS 57”). In the three months ended March 31, 2009, Aston earned advisory fees of $5,969,616 and administrative fees of $759,296 from the Aston Funds. These fees, in total, accounted for approximately 96% of Aston’s total revenue during the period. In the three months ended March 31, 2008, Aston earned advisory fees of $7,859,616 and administrative fees of $1,046,718 from the Aston Funds. These fees, in total, accounted for approximately 96% of Aston’s total revenue during the period.  As of December 31, 2008 and March 31, 2009, the Company’s balance sheets include accounts receivable of $2,039,687 and $2,220,247, respectively, associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees are earned.

The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time in exchange for a payment of $10,000 per month. The condensed consolidated statements of income for the three months ended March 31, 2008 and 2009 each include $30,000 related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

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

9.  Securities Repurchase Program

During the three months ended March 31, 2009, the Company repurchased 15,642 shares for $34,274.  Between April 1, 2009 and April 27, 2009, the Company repurchased an additional 16,043 shares for $42,030.  As of April 27, 2009, there is $923,696 available for additional securities repurchases through December 31, 2009.

During the three months ended March 31, 2008, the Company repurchased 1,836,292 warrants for $1,823,084 and redeemed 400,372 shares for $1,735,611.

10.  Stockholders’ Equity

Dividends

On March 18, 2009, the board of directors authorized a dividend on the outstanding common stock and units of the Company to be paid in cash.  On April 15, 2009, the Company paid a dividend of $455,155 ($0.05 per share) to stockholders of record as of April 1, 2009.

Equity Incentive Plan

No awards have been granted under the Company’s 2008 Equity Incentive Plan.

11.  Aston Operating Allocation

Highbury owns 65% of the membership interests of Aston, and eight employees of Aston (the “Aston management members”) own 35% of the membership interests of Aston.

Pursuant to the Aston limited liability company agreement, 28% of the total revenues of Aston net of sub-administrative fees, which we refer to as the owners’ allocation, is allocated to the owners of Aston. The owners’ allocation is allocated among the members of Aston according to their relative ownership interests. Currently, 18.2% of total revenues net of sub-administrative fees is allocated to Highbury, and 9.8% of total revenues net of sub-administrative fees is allocated to the Aston management members. The remaining revenues, which we refer to as the operating allocation, of Aston are used to pay operating expenses of Aston, including salaries and bonuses of all employees of Aston (including the Aston management members).

Highbury’s contractual share of revenues has priority over the distributions to the Aston management members in the event Aston’s actual operating expenses exceed the operating allocation. As a result, excess expenses first reduce the portion of the owners’ allocation allocated to the Aston management members until the Aston management members’ allocation is eliminated, then Highbury’s allocation is reduced. Any reduction in the distribution of revenues to be paid to Highbury is required to be paid to Highbury out of any future excess operating allocation and the portion of future owners’ allocation allocated to the Aston management members, with interest.  Aston’s operating expenses in the three months ended March 31, 2009 exceeded the operating allocation by $604,432.  These excess expenses were funded by a reduction in the Aston management members’ share of the owners’ allocation and is reflected as a reduction in net income attributable to noncontrolling interest.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q and the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 4, 2009.

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

•
we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance investments in additional investment management firms or additional investments in our existing affiliate, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

•
those certain other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 4, 2009 and in any other filings we make with the Securities and Exchange Commission from time to time.

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

As of March 31, 2009, the Company had approximately $3.9 billion of total assets under management, compared to approximately $3.5 billion as of December 31, 2008 and approximately $4.7 billion as of March 31, 2008. As of March 31, 2009, Aston managed 24 no-load mutual funds, comprised of 23 equity funds and 1 fixed income fund, with approximately $3.8 billion of mutual fund assets under management.  Aston had $3.4 billion and $4.5 billion of mutual fund assets under management as of December 31, 2008 and March 31, 2008, respectively. As of March 31, 2009, 13 of the mutual funds carried an overall Morningstar RatingTM of three stars or better, including six four-star funds and three five-star funds. Of the 24 funds, ten are relatively new and are not currently rated by Morningstar. The 23 equity funds are classified across each of the nine Morningstar RatingTM style boxes, giving Aston wide coverage of the public equity investment spectrum and multiple sources of revenue. As of March 31, 2009, Aston also managed approximately $107 million of separate account assets, compared to approximately $115 million as of December 31, 2008 and approximately $151 million as of March 31, 2008.  Aston intends to expand its assets under management with a combination of internal growth, new product development and accretive acquisitions.

Business Combination. On November 30, 2006, we acquired from ABN AMRO Asset Management Holdings, Inc. and certain of its affiliates, or the sellers, substantially all of the sellers’ business of providing investment advisory, administration, distribution and related services to the funds specified in the asset purchase agreement, or the acquired business.

The acquired business was founded in 1993 within Alleghany Corporation by employees of Aston to manage open-end investment funds for retail and institutional clients in the United States. Originally, the acquired business employed investment advisers affiliated with its parent to manage the assets of the funds, while it centralized the distribution, marketing, reporting and other operations of the fund family. As the business developed, the acquired business created new mutual funds managed by experienced independent investment advisers. Historically, the acquired business utilized seven different entities to manage the equity funds, of which five were current or former affiliates of the sellers and two were independent. Aston now employs 14 different sub-advisers of which three are current affiliates of the sellers, two are former affiliates of the sellers and nine are unrelated to the sellers.  In connection with the consummation of the acquisition, Aston entered into agreements with each of the sellers that managed the funds prior to the acquisition, pursuant to which each such seller now acts as a sub-adviser to the applicable fund, each of which is now rebranded as an Aston Fund. Pursuant to the asset purchase agreement, the sellers have agreed not to terminate these agreements prior to November 30, 2011.  In general, sub-advisers unaffiliated with the sellers may terminate their sub-advisory contracts upon 60 days’ written notice.  Aston’s relationship with the sub-advisers currently or formerly affiliated with the sellers is supported by limited non-compete provisions and certain capacity guarantees in certain products to benefit Aston. This arrangement is intended to ensure that the investment philosophies and processes guiding the mutual funds in the future are consistent with their historical investment philosophies and processes.

Between the consummation of the acquisition and March 31, 2009, Aston opened 13 new equity mutual funds. These funds are set forth in the table below.

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

Between the consummation of the acquisition and March 31, 2009, Aston closed or merged eight mutual funds as a result of poor investment performance, portfolio manager turnover or other reasons, including two equity mutual funds closed during the first quarter of 2009. Aston intends to manage its family of mutual funds in response to client demands, and may open new funds or close existing funds over time, as appropriate.

In addition, Aston may be able to develop new distribution channels including:

•	arrangements with banks and insurance companies which, like ABN AMRO, elect to divest their mutual fund operations but enter into agreements with Aston to service their customers; and

•	wholesalers focused on the traditional retail broker channel.

Revenue Sharing Arrangement with Aston. Highbury owns 65% of the membership interests of Aston, and eight employees of Aston, or the Aston management members, own 35% of the membership interests of Aston.

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

Highbury’s contractual share of revenues has priority over the distributions to the Aston management members in the event Aston’s actual operating expenses exceed the operating allocation. As a result, excess expenses first reduce the portion of the owners’ allocation allocated to the Aston management members until the Aston management members’ allocation is eliminated, then Highbury’s allocation is reduced. Any reduction in the distribution of revenues to be paid to Highbury is required to be paid to Highbury out of any future excess operating allocation and the portion of future owners’ allocation allocated to the Aston management members, with interest.  Aston’s operating expenses in the three months ended March 31, 2009 exceeded the operating allocation by $604,432.  These excess expenses were funded by a reduction in the Aston management members’ share of the owners’ allocation.

Business Overview. Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of March 31, 2009, Aston was reimbursing 16 mutual funds whose expenses exceed the applicable expense cap.

Relationships with a limited number of clients account for a significant majority of Highbury’s revenue. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management as of March 31, 2009, is comprised of 24 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 24 funds, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund contributed approximately 39%, 14% and 11% of the revenues of Aston, respectively, in March 2009.  In March 2008, the Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund contributed approximately 36% and 18% of the revenues of Aston, respectively.  These client concentrations leave Highbury vulnerable to any adverse change in the financial condition of any of its major clients. The loss of any of these relationships may have a material adverse impact on the Company’s revenue.

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

Recent Market Developments

In reaction to the global credit crisis and recession, global equity markets have declined significantly over the last year. For example, the S&P 500 Index declined approximately 40% between March 31, 2008 and March 31, 2009. Our assets under management have declined approximately 17% during this period. Continuing deterioration in market conditions and/or declines in our assets under management could materially impact our revenue, operating margin and net income in 2009.

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

•
Total Operating Expenses. The total operating expenses include the operating expenses of Aston as well as Highbury. At the Aston level, we monitor total operating expenses relative to Aston’s total revenue to ensure there is sufficient operating margin to cover expenses. We expect Aston’s operating expenses (including distribution and sub-advisory costs and excluding certain non-cash, non-recurring items) to equal approximately 72% of the total revenue of Aston, as provided in Aston’s limited liability company agreement. Aston’s operating expenses in the three months ended March 31, 2009 exceeded the operating allocation by $604,432.  These excess expenses were funded by a reduction in the Aston management members’ share of the owners’ allocation.  At the Highbury level, we incur operating expenses in connection with our pursuit of accretive acquisitions, including expenses for travel, entertainment, legal services and due diligence. We also incur legal and accounting expenses in connection with our SEC filing requirements and expenses of directors’ and officers’ insurance.

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

•
Compensation and Related Expenses. As of April 27, 2009, Aston employed 37 full-time employees. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently employs three executive officers.  For the three months ended March 31, 2009, the compensation and related expenses of Highbury include base salaries for the executive officers and related payroll taxes.  Highbury did not pay compensation of any kind in the three months ended March 31, 2008.

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

The Company’s significant accounting policies are presented in Note 1 to its unaudited condensed consolidated financial statements included elsewhere herein and in Note 1 to its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 4, 2009. The following summaries should be read in conjunction with those condensed consolidated financial statements and the related notes. While all accounting policies affect the condensed consolidated financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the condensed consolidated financial statements and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are the policies related to principles of consolidation, investments, goodwill and intangible assets, revenue recognition and income taxes.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of Highbury and Aston, in which Highbury has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Highbury is the manager member of Aston and owns 65% of Aston. Highbury has a contractual arrangement with Aston whereby a percentage of revenue is allocable to fund Aston’s operating expenses (referred to as the operating allocation), while the remaining portion of revenue (referred to as the owners’ allocation) is allocable to Highbury and the other members, with a priority to Highbury. The portion of the income of Aston allocated to owners other than Highbury is included in noncontrolling interest in the Condensed Consolidated Statements of Income. Noncontrolling interest on the Condensed Consolidated Balance Sheets includes capital and undistributed income owned by the management members of Aston. All material intercompany balances and transactions have been eliminated in consolidation.

Investments. In 2007, the Company elected the early adoption provisions of Statement of Financial Accounting Standards (“SFAS") No. 157 “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The Company carries its investments at fair value based on quoted market prices. The Company reflects interest paid and accrued on money market mutual funds and U.S. Treasury bills in interest income and changes in fair value of investments in investment income (loss).

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

Income Taxes. Deferred tax assets and liabilities are primarily the result of temporary differences between the carrying value of assets and liabilities and the deductibility of operating expenses for financial reporting and income tax purposes. Deferred tax assets arise from financial statement impairment and tax amortization of the Company’s acquired intangible assets as well as certain expenses deferred for tax purposes and the unrealized gains and losses on mutual fund investments. We amortize acquired intangible assets over a 15-year period for tax purposes only, reducing their tax basis and generating deferred taxes each reporting period.

Recently Issued Pronouncements

In April 2009 the Financial Accounting Standards Board (“FASB”) issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141R-1”). FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141R-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

Management does not believe any other recently issued, but not yet effective, accounting standard if adopted in its current form would have a material effect on the accompanying condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS 160 in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the unaudited Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the unaudited Condensed Consolidated Statements of Operations. The prior periods presented have also been retrospectively restated to conform to the current classification required by SFAS 160. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no impact on the financial statements.

Results of Operations

Three months ended March 31, 2009 compared to three months ended March 31, 2008

For the three months ended March 31, 2009, the Company earned net income of $402,937 on total revenue of $7,028,667, as compared to net income of $624,279 and revenue of $9,279,047 for the three months ended March 31, 2008. The following table summarizes the components of revenue, weighted average assets under management and the weighted average fee basis for the period.

	For the three months ended March 31, 2008
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$8,090,281	$4,724	(1)	0.68%
Net administrative fees(2)	511,697	7,758	(3)	0.03%
Money market service fees	142,048	3,181		0.02	%(4)
	$8,744,026	4,724	(5)	0.74	%(5)

	For the three months ended March 31, 2009
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$6,131,871	$3,492	(1)	0.70%
Net administrative fees(2)	364,418	5,549	(3)	0.03%
Money market service fees	137,500	2,163		0.03	%(4)
	$6,633,789	3,492	(5)	0.76	%(5)

(1)	Includes long-term mutual fund and separate account assets under management.

(2)
Administrative fees are presented net of sub-administration fees paid to a third party to be consistent with the methodology used in calculating the revenue sharing arrangement with Aston. Gross administration fees were $1,046,718 and $759,296 in the three months ended March 31, 2008 and 2009, respectively.

(3)	Aston provides administrative services to the Aston Funds, as well as six money market mutual funds managed by Fortis.

(4)
Aston receives a money market service fee from Fortis equal to $550,000 per annum plus 0.0001% of the weighted average assets under management in the six money market mutual funds in excess of $3 billion. The fee is accrued and paid monthly.

(5)
For an estimate of the overall weighted average fee basis, we use the total fees from all sources and the weighted average assets under management for which we provide investment advisory services (see note 1 above).

As of March 31, 2009, the Company had approximately $3.9 billion of total assets under management, compared to approximately $3.5 billion as of December 31, 2008 and approximately $4.7 billion as of March 31, 2008. As of March 31, 2009, mutual fund assets under management were approximately $3.8 billion, compared to approximately $3.4 billion as of December 31, 2008, an increase of approximately 10%, and approximately $4.5 billion as of March 31, 2008. This aggregate increase in mutual fund assets under management of $357 million since December 31, 2008 resulted from a combination of (i) negative market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $216 million and (ii) net client inflows, which represent aggregate contributions from new and existing clients less withdrawals, of approximately $573 million, during the three months ended March 31, 2009. The Company believes that recent improvements in the relative investment performance of many of the Aston Funds have led to our net client inflows. During the three months ended March 31, 2008, mutual fund assets under management decreased $445 million from a combination of (i) negative market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $457 million and (ii) net client inflows of approximately $12 million.  During the three months ended March 31, 2009, separate account assets under management decreased from $115 million to $107 million.

The Company generated total operating revenue during the three months ended March 31, 2009 of $7,028,667, as compared to $9,279,047 during the three months ended March 31, 2008. This 24% decrease in revenue was largely attributable to the overall decline in assets under management from 2008 to 2009. Weighted average assets under management, as presented above, decreased from approximately $4.7 billion in the first quarter of 2008 to approximately $3.5 billion in the first quarter of 2009, a decline of approximately 26%. The Company’s overall weighted average fee basis increased from 0.74% for the three months ended March 31, 2008 to 0.76% for the three months ended March 31, 2009 as a result of a proportionally greater allocation of assets under management to mutual funds with higher fee rates. Net advisory fees decreased from $8,090,281 in the first quarter of 2008 to $6,131,871 for the same period in 2009, primarily as a result of lower weighted average assets under management. For the same reason, gross administration fees decreased from $1,046,718 in the first quarter of 2008 to $759,296 in the first quarter of 2009. Net administration fees declined from $511,697 in the first quarter of 2008 to $364,418 in the first quarter of 2009. Aston also earned money market service fees from Fortis of $137,500 in the three months ended March 31, 2009, down from $142,048 in the three months ended March 31, 2008.

Distribution and sub-advisory costs declined from $4,351,403 for the three months ended March 31, 2008 to $3,250,239 in the corresponding period in 2009. This 25% decline is attributable to the decline in weighted average assets under management from 2008 to 2009, as these expenses are directly related to the value of assets under management.

Compensation and related expenses were $1,824,744 for the three months ended March 31, 2009. Compensation and related expenses were $1,534,184 for the three months ended March 31, 2008.  This increase is largely attributable to the increase in sales commissions payable to Aston’s sales and marketing professionals.  Sales commissions payable to Aston’s sales and marketing professionals increased because net client inflows, the basis for determining Aston’s sales commission payments, increased from $12 million in the three months ended March 31, 2008 to $573 million during the three months ended March 31, 2009.  The Aston management team participates directly in the profitability of the business through their retention of any excess operating allocation which is paid as compensation.  Because of the lower level of assets under management, and therefore revenue, in the first quarter of 2009 compared to the first quarter of 2008 and the higher level of sales commission payments, there was no excess operating allocation available to pay as compensation to the Aston management team. In addition, compensation and related expenses for the three months ended March 31, 2009 includes $152,175 paid to Highbury’s executive officers.  There were no corresponding payments to Highbury’s executive officers in the three months ended March 31, 2008.

The Company incurred $45,921 of depreciation expense relating to Aston’s fixed assets in the first quarter of 2009, compared to $49,059 in the first quarter of 2008.

Other operating expenses increased from $1,334,468 for the three months ended March 31, 2008 to $1,406,547 for the three months ended March 31, 2009. These expenses include the operating expenses of Aston and Highbury for the periods and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the three months ended March 31, 2008 were $918,797, as compared to $810,863 during the three months ended March 31, 2009.

Highbury’s direct operating expenses, including compensation and related expenses, for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended,
	March 31,
	2008	2009
Professional fees	$291,196	$440,534
Compensation and related expenses	-	152,175
Insurance	55,914	39,340
Administrative fees	30,000	30,000
Travel and entertainment	10,453	62,586
Other expenses	28,108	23,224
	$415,671	$747,859

During the three months ended March 31, 2009, Aston’s operating expenses exceeded the operating allocation by $604,432.  These excess expenses were funded by a reduction in the Aston management members’ share of the owners’ allocation.

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills and Aston mutual funds. For the three months ended March 31, 2009, Highbury earned interest income on its cash and cash equivalent balances of $12,465. The Company also had investment income of $104,323 including realized losses of $46,077 related to investments in Aston mutual funds and unrealized gains of $150,400 related to investment in other marketable securities. For the three months ended March 31, 2008, Highbury earned $54,011 on its cash and cash equivalent balances and had unrealized losses of $178,824 related to investments in Aston mutual funds.

For the three months ended March 31, 2009, the Company recorded income before provisions for income taxes of $618,004. For the three months ended March 31, 2008, the Company recorded income before provisions for income taxes of $1,885,120.

The following table outlines Highbury’s income tax expenses for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009
Current	$221,157	$(187,923)
Deferred - intangible related	233,263	210,214
Deferred – other	(53,586)	146,405
Total	$400,834	$168,696

For further discussion of the Company’s income taxes, please refer to Note 5 of the condensed consolidated financial statements included elsewhere in this document.

Highbury earned net income of $402,937 in the three months ended March 31, 2009, compared to $624,279 during the three months ended March 31, 2008.

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

	Three Months Ended March 31,
	2008	2009

Net income	$624,279	$402,937
Intangible amortization	-	-
Intangible-related deferred taxes	233,263	210,214
Affiliate depreciation	49,059	45,921
Other non-cash expenses	-	-
Cash Net Income	$906,601	$659,072

Liquidity and Capital Resources

Highbury funds its business activities with a combination of operating income and the interest income earned on its cash and cash equivalent balances and expects to fund future acquisitions with retained net income or the issuance of debt or equity. Aston funds its business activities with cash flows from operations. Highbury may occasionally provide capital to Aston to help finance the development of new products or execute accretive acquisitions. Because Aston, like most investment management businesses, does not require a high level of capital expenditures, such as for purchases of inventory, property, plant or equipment, liquidity is less of a concern than for a company that sells physical assets.

As of March 31, 2009, Highbury had no borrowings outstanding. In the future, however, we will closely review our ratio of debt to Adjusted EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our credit facility provides for a maximum total leverage ratio (including debt from all sources) of 5.0 times Adjusted EBITDA, although borrowings under the credit agreement are limited to 2.0 times Adjusted EBITDA. We believe this level is prudent for our business, although substantially higher levels of senior and subordinated debt in relation to Adjusted EBITDA may also be prudent to fund future acquisitions. Adjusted EBITDA means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) interest expense, plus (d) depreciation, plus (e) other non-cash expenses, plus (f) income tax expense. This definition of Adjusted EBITDA is consistent with the definition of EBITDA used in our credit facility. Adjusted EBITDA, as calculated by us, may not be consistent with computations of Adjusted EBITDA by other companies. For further information about our credit facility, please refer to the section entitled “Credit Facility.”

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

As of March 31, 2009, the Company had $10,700,768 of cash and equivalents, $3,611,200 of investments and $2,514,389 of accounts receivable. The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in March 2009. Aston receives its revenues generally within the first week of the month following the month in which they are earned. At March 31, 2009, the Company had accounts payable and accrued expenses of $3,282,929, primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers. These payments are generally paid shortly after the receipt of the revenue discussed above. In addition, this figure includes $46,371 of distributions payable to the Aston management members, which were subsequently paid in April 2009. Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. Going forward, we expect Aston will distribute all of its excess cash and cash equivalents on a quarterly basis to its owners, so we do not expect large cash and cash equivalents balances to accrue within Aston. Highbury expects to use its cash and cash equivalents to fund acquisitions, pay dividends, service debt, if any, or repurchase our securities, if appropriate.

On April 15, 2009, Highbury paid a dividend of $455,155 ($0.05 per share) to stockholders of record on April 1, 2009.

Management believes our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under the current credit facility and our ability to issue debt or equity securities will be sufficient to meet our present and reasonably foreseeable operating cash needs and future commitments.

Cash Flow from Operating Activities. Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes, depreciation and other items as well as the changes in our consolidated working capital. For the three months ended March 31, 2009, the Company received $471,785 of net cash flow from its operating activities. In addition to net income of $402,937, the Company’s cash flow increased by $356,619 due to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes and by $46,371 due to the noncontrolling interest holders of Aston. Cash flow decreased by $189,223 due to an increase in prepaid taxes. For the three months ended March 31, 2008, the Company received $1,427,074 of net cash flow from its operating activities. In addition to net income of $624,279, the Company’s cash flow was increased by $179,677 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes, by $178,824 relating to net unrealized losses on investments in Aston mutual funds and by $860,007 relating to the Company’s minority interest in its affiliate. Accounts payable decreased by $877,393, primarily as a result of a decrease in distribution and sub-advisory fees payable, which reduced net cash flow.

Cash Flow from Investing Activities. Changes in net cash flow from investing activities will result primarily from capital expenditures, investments in new affiliates or, from time to time, investments in new mutual funds created by Aston or other marketable securities. In the three months ended March 31, 2009, Highbury sold its remaining investments in Aston mutual funds for total proceeds of $679,675.  In January 2008, Highbury invested $1,000,000 in the Aston/Smart Allocation ETF Fund, and in March 2008, Highbury invested $1,000,000 in the Aston/New Century Absolute Return ETF Fund. Highbury financed these investments through the sale of investments in U.S. treasury securities. Cash flow from investing activities provided $679,675 in the three months ended March 31, 2009 compared to $1,058,896 in the three months ended March 31, 2008.

Cash Flow from Financing Activities. Changes in net cash flow from financing activities will result primarily from the issuance of equity or debt or the repayment of any obligations which may arise thereunder, the repurchase of the Company’s outstanding securities, the payment of distributions to Aston’s noncontrolling interest holders or the payment of dividends. The Company distributed $660,887 to Aston’s noncontrolling interest holders during the three months ended March 31, 2009. The Company also repurchased 15,642 shares for $34,274 during the period.  During the three months ended March 31, 2008, the Company repurchased 1,836,292 warrants for $1,823,084 and 400,372 shares for $1,735,611. The Company also distributed $955,070 to Aston’s noncontrolling interest holders during the three months ended March 31, 2008. Cash flow from financing activities used $695,161 in the three months ended March 31, 2009 compared to a use of $4,513,765 in the three months ended March 31, 2008.

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

Borrowings under our credit facility will bear interest, at our option, at either the fluctuating prime rate plus one-half of one percent (0.50%) per year or the LIBOR interest rate plus two and three-quarters percent (2.75%) per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on September 30, 2009. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%). As of March 31, 2009, we had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. As of March 31, 2009, we were in compliance with all of the covenant requirements under this credit facility.

Contractual Obligations

As a “Smaller Reporting Company” we are not required to include Contractual Obligations.

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

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2008	2009

Net income	$624,279	$402,937
Income tax expense	400,834	168,696
Interest expense	-	-
Intangible amortization	-	-
Depreciation and other amortization	49,059	45,921
Other non-cash expenses	-	-
Adjusted EBITDA	$1,074,172	$617,554

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of SFAS 133 and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity.

Impact of Inflation

Our revenue is directly linked to the total assets under management within the 24 mutual funds and the separate accounts managed by Aston. Our total assets under management increase or decrease on a daily basis as a result of fluctuations in the financial markets and net asset flows from investors. While long-term returns in the financial markets have historically exceeded the rate of inflation, this may not be the case going forward. Our operating expenses are likely to be directly affected by inflation. Furthermore, while we earn interest income on our cash balances, the current interest rates available to us may be less than the rate of inflation.  As a result, the impact of inflation may erode our purchasing power.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk in the three months ended March 31, 2009.  Please refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 4, 2009.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On January 15, 2009, our Board of Directors approved a Securities Repurchase Program authorizing the use of up to $1,000,000 to acquire common shares, warrants or a combination thereof in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations. The Securities Repurchase Program will be in effect until December 31, 2009 and may be suspended, from time to time and in accordance with applicable laws, rules and regulations.

During the quarter ended March 31, 2009, we did not repurchase any of our outstanding warrants. The following table sets forth information with respect to repurchases of our common stock during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Securities that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009
February 1, 2009 to February 28, 2009
March 1, 2009 to March 31, 2009	15,642	$2.19	15,642	$965,726
(1) All of the above repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program.

Between April 1, 2009 and April 27, 2009, the Company repurchased an additional 16,043 shares for $42,030.

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement

On April 27, 2009, our Board of Directors approved a form indemnification agreement to be entered into by the Company with each of our three independent directors, Messrs. Hoyt Ammidon Jr., Theodore M. Leary Jr. and Aidan J. Riordan.  These agreements, among other things, require us to indemnify, and to advance expenses on behalf of, each such person to the fullest extent permitted by Delaware law for all judgments, fines and amounts paid in settlement, whether brought in our right or otherwise, arising out of such person’s service as a director.  In addition, we have agreed to advance and indemnify each independent director for expenses such as attorneys’ fees, court costs, travel expenses and all other disbursements or expenses of the types customarily incurred in connection with prosecuting or defending any threatened, pending or completed action that is indemnifiable under the indemnification agreement.

ITEM 6. EXHIBITS

The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHBURY FINANCIAL INC.

Dated: April 29, 2009	By: /s/ Richard S. Foote
Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2009	By: /s/ R. Bradley Forth
R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Form of Highbury Financial Inc. Indemnification Agreement.
31.1	Section 302 Certification by CEO.
31.2	Section 302 Certification by CFO.
32	Section 906 Certification by CEO and CFO.