Form 10-Q
period 2009-06-30
HIGHBURY FINANCIAL INC
filed 2009-08-11
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 10, 2009, 9,085,035 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2008	2009
	(audited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,244,469	$11,703,812
Investments	4,186,552	3,647,200
Accounts receivable	2,448,572	3,451,269
Prepaid expenses	239,434	127,734
Prepaid taxes	278,444	-
Total current assets	17,397,471	18,930,015

Other assets
Fixed assets, net	806,637	715,639
Identifiable intangibles	22,982,000	22,982,000
Goodwill	3,305,616	3,305,616
Deferred tax assets	1,097,620	513,766
Other long-term assets	157,092	123,936
Total other assets	28,348,965	27,640,957

Total assets	$45,746,436	$46,570,972

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,407,601	$4,315,352
Income taxes payable	-	12,716
Total current liabilities	3,407,601	4,328,068

Deferred rent	805,707	783,223
Total liabilities	4,213,308	5,111,291

Commitments and contingencies

Equity

Highbury Financial Inc. stockholders’ equity
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 9,118,740 and 9,085,035 shares issued and outstanding as of December 31, 2008 and June 30, 2009, respectively	912	908
Additional paid-in capital	51,818,975	51,589,127
Accumulated deficit	(11,126,759)	(10,920,354)
Total Highbury Financial Inc. stockholders’ equity	40,693,128	40,669,681

Noncontrolling interest	840,000	790,000

Total equity	41,533,128	41,459,681

Total liabilities and equity	$45,746,436	$46,570,972

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Revenue	$9,680,469	$9,231,394	$18,959,516	$16,260,061

Operating expenses
Distribution and sub-advisory costs	(4,435,366)	(4,361,155)	(8,786,769)	(7,611,394)
Compensation and related expenses	(1,612,420)	(1,459,246)	(3,146,604)	(3,283,990)
Depreciation and amortization	(45,997)	(45,921)	(95,056)	(91,842)
Other operating expenses	(1,327,558)	(1,125,307)	(2,662,026)	(2,531,854)
Total operating expenses	(7,421,341)	(6,991,629)	(14,690,455)	(13,519,080)

Operating income	2,259,128	2,239,765	4,269,061	2,740,981

Other income
Interest income	17,280	6,783	71,291	19,248
Investment income (loss)	26,963	36,000	(151,861)	140,323
Total other income (loss)	44,243	42,783	(80,570)	159,571

Income before provision for income taxes	2,303,371	2,282,548	4,188,491	2,900,552

Provision for income taxes	(504,559)	(457,526)	(905,393)	(626,222)

Net income	1,798,812	1,825,022	3,283,098	2,274,330

Net income attributable to noncontrolling interest	(897,931)	(1,112,147)	(1,757,938)	(1,158,518)

Net income attributable to Highbury Financial Inc.	$900,881	$712,875	$1,525,160	$1,115,812

Weighted average shares outstanding, basic	9,126,628	9,088,014	9,192,309	9,102,603
Net income per share, basic	$0.10	$0.08	$0.17	$0.12

Weighted average shares outstanding, diluted	9,126,628	9,088,014	9,192,309	9,102,603
Net income per share, diluted	$0.10	$0.08	$0.17	$0.12

Cash dividend per share of common stock – declared	$0.00	$0.05	$0.00	$0.10
Cash dividend per share of common stock – paid	$0.00	$0.05	$0.00	$0.05

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Equity
(unaudited)

	Highbury Financial Inc. Stockholders
	Common Stock		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2008	9,118,740	$912	$51,818,975	$(11,126,759)	$840,000	$41,533,128
Repurchase of common stock	(33,705)	(4)	(83,723)	-	-	(83,727)
Repurchase of warrants	-	-	(146,125)	-	-	(146,125)
Common stock dividends declared - $0.10 per share	-	-	-	(909,407)	-	(909,407)
Net income for the period	-	-	-	1,115,812	1,158,518	2,274,330
Special distribution to noncontrolling interest	-	-	-	-	(50,000)	(50,000)
Income distributable to noncontrolling interest	-	-	-	-	(1,158,518)	(1,158,518)
Balance at June 30, 2009	9,085,035	$908	$51,589,127	$(10,920,354)	$790,000	$41,459,681

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to Highbury Financial Inc.	$900,881	$712,875	$1,525,160	$1,115,812

Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	45,997	45,921	95,056	91,842
Deferred taxes	253,866	227,235	433,543	583,854
Investment (gain) loss	(26,963)	(36,000)	151,861	(140,323)
Net income attributable to noncontrolling interest	897,931	1,112,147	1,757,938	1,158,518
Deferred rent	(9,768)	(11,756)	(19,238)	(22,484)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	(186,534)	(936,880)	52,139	(1,002,697)
Prepaid expenses	53,945	63,453	146,706	111,700
Prepaid taxes	-	467,667	-	278,444
Other current assets	-	150,000	-	-
Other long-term assets	-	(23,936)	-	33,156
Increase (decrease) in:
Accounts payable and accrued expenses	269,213	(32,450)	(608,180)	2,239
Income taxes payable	(95,515)	12,716	(4,858)	12,716
Net cash provided by operating activities	2,103,053	1,750,992	3,530,127	2,222,777

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	-	-	(2,000,000)	-
Proceeds from sales of investments	902,844	-	3,966,915	679,675
Decrease in other long-term assets	3,767	-	1,348	-
Purchase of fixed assets	-	(844)	(2,756)	(844)
Net cash provided by (used in) investing activities	906,611	(844)	1,965,507	678,831

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	(455,155)	-	(455,155)
Distributions paid to noncontrolling interest holders	(853,731)	(96,371)	(1,808,802)	(757,258)
Repurchase of common stock	-	(49,453)	(1,735,611)	(83,727)
Repurchase of warrants	-	(146,125)	(1,823,083)	(146,125)
Net cash used in financing activities	(853,731)	(747,104)	(5,367,496)	(1,442,265)

Net increase in cash and cash equivalents	2,155,933	1,003,044	128,138	1,459,343
Cash and cash equivalents - beginning of period	5,248,750	10,700,768	7,276,545	10,244,469
Cash and cash equivalents - end of period	$7,404,683	$11,703,812	$7,404,683	$11,703,812

Supplemental schedule of non-cash financing and investing activities:
Dividend declared and not yet paid	$-	$454,252	$-	$454,252

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$346,208	$-	$476,708	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three months and six months ended June 30, 2009 and 2008 of Highbury Financial, Inc. and Subsidiary (“Company” or “Highbury”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results have been included. All material intercompany balances and transactions have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 4, 2009, includes additional information about Highbury, its operations and its financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

The Company has evaluated the period beginning July 1, 2009 through August 10, 2009, the date its condensed consolidated financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements, except as disclosed in notes 9, 10, and 12.

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

Investments consist of the following:

	December 31,	June 30,
	2008	2009

Aston mutual funds	$725,752	$-
Other marketable securities	3,460,800	3,647,200
	$4,186,552	$3,647,200

Changes in fair value of investments are included in investment income (loss) and are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Aston mutual funds
Realized gains (losses)	$-	$-	$-	$(46,077)
Unrealized gains (losses)	24,120	-	(154,704)	-
Other marketable securities
Realized gains (losses)	2,843	-	2,843	-
Unrealized gains (losses)	-	36,000	-	186,400
	$26,963	$36,000	$(151,861)	$140,323

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS 160 in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the unaudited Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the unaudited Condensed Consolidated Statements of Income. The prior periods presented have also been retrospectively restated to conform to the current classification required by SFAS 160. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no impact on the condensed consolidated financial statements.

2.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,	June 30,
	2008	2009

Payable to sub-advisors	$802,583	$1,291,051
Payable to brokers	321,261	352,436
Payable to noncontrolling interest	660,887	1,099,258
Accrued compensation payable	436,239	437,161
Accrued professional fees	552,647	182,504
Dividend payable	-	454,252
Other payables	633,984	498,690
	$3,407,601	$4,315,352

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

3.  Commitments and Contingencies

a.  The Company presently occupies office space provided by Berkshire Capital Securities LLC (“Berkshire Capital”), an affiliate of our executive officers. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, financial reporting and administrative support, information technology equipment and support and access to numerous subscription-based periodicals and databases, available to the Company as may be required by the Company from time to time in exchange for a monthly payment of $10,000. The condensed consolidated statements of income for the three months and six months ended June 30, 2008 and 2009 each include $30,000 and $60,000, respectively, related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

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

c. Highbury and Aston are subject to claims, legal proceedings and other contingencies in the ordinary course of their business activities. Each of these matters is subject to various uncertainties, and it is possible that some of these matters may be resolved in a manner unfavorable to Highbury or Aston. Highbury and Aston establish accruals for matters for which the outcome is probable and can be reasonably estimated. Management is not aware of any claims, legal proceedings or other contingencies that could result in a loss to Highbury or Aston. As such, no contingencies have been accrued.

4.  Economic Dependency

Relationships with a limited number of clients account for a significant majority of Highbury’s revenue. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management as of June 30, 2009, is comprised of 25 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 25 funds, the Aston/Montag & Caldwell Growth Fund, Aston/TAMRO Small Cap Fund, the Aston/Optimum Mid Cap Fund and the Aston/River Road Small Cap Value Fund contributed approximately 38%, 15%, 14% and 10% of the revenues of Aston, respectively, in June 2009.  In June 2008, the Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund contributed approximately 34% and 20% of the revenues of Aston, respectively.  These client concentrations leave Highbury vulnerable to any adverse change in the financial condition of any of its major clients. The loss of any of these relationships may have a material adverse impact on the Company’s revenue, profitability and cash flow.

5.  Income Taxes

The provisions for income taxes for the three and six month periods ended June 30, 2008 and 2009 consist of the following:

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Current
Federal	$179,040	$187,408	$358,031	$57,078
State	72,197	42,883	114,363	(14,710)
Deferred
Federal	224,167	196,690	383,165	505,372
State	29,155	30,545	49,834	78,482
	$504,559	$457,526	$905,393	$626,222

The sources of the net deferred tax assets are as follows:

	December 31,	June 30,
	2008	2009

Expenses and net unrealized investment losses deferred for income tax purposes	$492,258	$398,904
(Tax amortization of) / GAAP impairment of intangibles	605,362	114,862
Net deferred tax assets	$1,097,620	$513,766

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Numerator:
Net income attributable to Highbury Financial Inc.	$900,881	$712,875	$1,525,160	$1,115,812

Denominator:
Average shares outstanding - basic	9,126,628	9,088,014	9,192,309	9,102,603
Effect of dilutive instruments:
Warrants	-	-	-	-
Average shares outstanding - diluted	9,126,628	9,088,014	9,192,309	9,102,603

The dilutive effect of the warrants is calculated using the treasury stock method and the average share price during the period.  There are no effects of dilutive instruments included in the calculations because the Company’s weighted average share price during the periods was less than the warrants’ exercise price.  As of June 30, 2008 and 2009, the Company had 13,983,708 and 13,566,208 warrants outstanding, respectively.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

7.  Related Person Transactions

Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties as such are defined in SFAS No. 57, “Related Party Disclosures” (“SFAS 57”). In the three and six months ended June 30, 2009, Aston earned advisory fees of $8,133,803 and $14,103,419, respectively, and administrative fees of $797,577 and $1,556,873, respectively, from the Aston Funds. These fees, in total, accounted for approximately 97% and 96% of Aston’s total revenue during the periods, respectively. In the three and six months ended June 30, 2008, Aston earned advisory fees of $8,238,947 and $16,098,563, respectively, and administrative fees of $1,050,627 and $2,097,345, respectively, from the Aston Funds. These fees, in total, accounted for approximately 96% of Aston’s total revenue during both periods. As of December 31, 2008 and June 30, 2009, the Company’s balance sheets include accounts receivable of $2,039,687 and $3,086,332, respectively, associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees are earned.

The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time in exchange for a payment of $10,000 per month. The condensed consolidated statements of income for the three and six months ended June 30, 2008 and 2009 each include $30,000 and $60,000, respectively, related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

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

9.  Securities Repurchase Program

During the three months ended June 30, 2009, the Company repurchased 18,063 shares for $49,453 and 417,500 warrants for $146,125.  During the six months ended June 30, 2009, the Company repurchased 33,705 shares for $83,727 and 417,500 warrants for $146,125.

Between July 1, 2009 and August 10, 2009, the Company repurchased an additional 2,804,200 warrants for $1,402,100.  This repurchase of warrants was approved by the Company’s Board of Directors as a transaction separate from the Company’s securities repurchase program.  As of August 10, 2009, there is $770,150 available for additional securities repurchases under the Company’s securities repurchase program through December 31, 2009.

The Company did not repurchase any securities during the three months ended June 30, 2008.  During the six months ended June 30, 2008, the Company repurchased 1,836,292 warrants for $1,823,083 and redeemed 400,372 shares for $1,735,611.

10.  Stockholders’ Equity

Dividends

On June 15, 2009, the Board of Directors authorized a dividend on the outstanding common stock of the Company to be paid in cash.  On July 15, 2009, the Company paid a dividend of $454,252 ($0.05 per share) to stockholders of record as of July 1, 2009.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

On March 18, 2009, the Board of Directors authorized a dividend on the outstanding common stock of the Company to be paid in cash.  On April 15, 2009, the Company paid a dividend of $455,155 ($0.05 per share) to stockholders of record as of April 1, 2009.

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

Highbury’s contractual share of revenues has priority over the distributions to the Aston management members in the event Aston’s actual operating expenses exceed the operating allocation. As a result, excess expenses first reduce the portion of the owners’ allocation allocated to the Aston management members until the Aston management members’ allocation is eliminated, then Highbury’s allocation is reduced. Any reduction in the distribution of revenues to be paid to Highbury is required to be paid to Highbury out of any future excess operating allocation and the portion of future owners’ allocation allocated to the Aston management members, with interest.  During the three months ended March 31, 2009, Aston’s operating expenses exceeded the operating allocation by $604,432.  These excess expenses were funded by a reduction in the Aston management members’ share of the owners’ allocation.  During the three months ended June 30, 2009, Aston’s operating expenses were $247,248 less than the operating allocation.  This excess operating allocation for the three months ended June 30, 2009 was allocated to the Aston management members’ share of the owners’ allocation to partially offset the shortfall from the first quarter of 2009 and is reflected as an increase in net income attributable to noncontrolling interest.  Aston’s operating expenses in the six months ended June 30, 2009 exceeded the operating allocation by $356,885.  These excess expenses were funded by a reduction in the Aston management members’ share of the owners’ allocation and is reflected as a reduction in net income attributable to noncontrolling interest.  In no other prior period, including the three and six months ended June 30, 2008, did Aston’s operating expenses exceed the operating allocation.

12.  Subsequent Events

A. Three of Highbury’s stockholders have sent letters to the Company’s Board of Directors requesting, among other things, changes to management and the composition of the Board of Directors.  In July and in response to the initiatives of these stockholders, the Board of Directors has formed a Special Committee consisting of all of the independent directors, Hoyt Ammidon Jr., who chairs the Special Committee, Theodore M. Leary Jr. and Aidan J. Riordan, to explore and evaluate strategic alternatives aimed at enhancing value for all stockholders.  The Special Committee has hired the investment banking firm of Sandler O’Neill & Partners, L.P. and the law firm of Debevoise & Plimpton LLP to provide financial advisory and legal services, respectively, to the Special Committee.  The Company will incur significant fees and expenses associated with the Special Committee and the consideration of appropriate responses to these stockholders.  These fees include an annual fee of $40,000 to be paid to the chairman of the Special Committee, an annual fee of $20,000 to be paid to other members of the Special Committee, a fee of $1,000 to be paid to each member of the Special Committee for each meeting of the Special Committee attended, whether in person or by telephonic conference, and financial advisory fees and legal fees paid to the advisers to the Special Committee. In the quarter ending September 30, 2009, Highbury expects to incur substantial expenses related to these matters.  Such expenses may continue to be incurred beyond the quarter ending September 30, 2009 in amounts which cannot presently be estimated, but which may continue to be substantial.  These additional expenses may have a negative impact on the Company’s results of operations for the quarter ending September 30, 2009 and beyond.

B.  On August 10, 2009 the Company entered into an Exchange Agreement with the holders of the noncontrolling interest in Aston. Each holder of the noncontrolling interest exchanged all of its Series B LLC units in Aston for newly authorized Series B Convertible Preferred Stock of the Company, resulting in an aggregate issuance of 1,000 shares of Series B Convertible Preferred Stock with a face value of $22.5 million.  This Series B Preferred Stock carries a 4% dividend, and may participate in any dividends paid to holders of the Company’s common stock on an as-converted basis.  Each share of Series B Convertible Preferred Stock is initially convertible into 4,500 shares of common, reflecting an initial conversion price of $5.00 per share.

The Company has the right to redeem the Series B Convertible Preferred Stock, in whole but not in part, in the event that the last sale price for the common stock of the Company exceeds $8.50 per share for any 20 trading days in a 30-trading day period at a redemption price equal to the face value plus any accrued but unpaid dividends.  The Company may also redeem shares of Series B Convertible Preferred Stock from a holder for a period of 120 days following the termination of such holder’s employment with Aston at a redemption price ranging from $1.00 to fair value, as defined, depending on the time and reason for such termination of employment.  The Company also has the option to cause each holder of Series B Preferred Stock to convert his shares into common stock immediately prior to merger by the Company with or into another entity or a sale of all or substantially all of the assets of the Company and cause such holders to participate in the sale event on the same terms and conditions as holders of common stock.

The holders of Series B Convertible Preferred Stock may elect to convert the Series B Convertible Preferred Stock into common stock under certain circumstances.  Holders of Series B Convertible Preferred Stock may also require the Company to redeem their shares of Series B Convertible Preferred Stock upon a change of control of the Company at a redemption price per share equal to the greater of the face value of such preferred stock (plus accrued and unpaid dividends) or fair value, as defined.  Since such a change of control is not an event certain to occur, we anticipate the Series B Convertible Preferred Stock will have an equity classification on our balance sheet. Since this is an equity transaction, the Company will not recognize any gain or loss in its condensed consolidated financial statements related to this transaction.

C.  On August 10, 2009, the Company’s Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.0001 per share, of the Company (the "Common Stock").  The dividend is payable on August 25, 2009 to the stockholders of record on August 11, 2009 (the "Record Date").  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the "Preferred Stock") at a price of $20.00 (the "Purchase Price"), subject to adjustment. The Rights will have no financial impact on the Company unless they are exercised, exchanged or redeemed.

Until the earlier to occur of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions, an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate together with this Summary of Rights.

With respect to any person or entity who beneficially owns (for purposes of the Rights Agreement) 15% or more of the outstanding shares of Common Stock as of the date of the Rights Agreement or first public announcement of the adoption of the Rights Agreement, such person’s or entity’s share ownership will not cause the Rights to be exercisable unless such person or entity becomes the beneficial owner of additional shares of Common Stock subject to certain exceptions and provided that following such person or entity becoming the beneficial owner of additional shares of Common Stock, such person or entity will beneficially own at least 15% of the outstanding Common Stock.

The Rights are not exercisable until the Distribution Date.  The Rights will expire on the earlier of (i) December 31, 2010 if the Rights Agreement is not approved by the stockholders of the Company at the 2010 annual meeting of stockholders, or (ii) August 10, 2019 (the “Final Expiration Date”), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company, in each case as described below.

The purchase price payable, and the number of shares of Preferred Stock or other securities or property issuable, upon exercise of the Rights is subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) upon the grant to holders of the Preferred Stock of certain rights or warrants to subscribe for or purchase Preferred Stock at a price, or securities convertible into Preferred Stock with a conversion price, less than the then-current market price of the Preferred Stock or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Preferred Stock) or of subscription rights or warrants (other than those referred to above).

The number of outstanding Rights is subject to adjustment in the event of a stock dividend on the Common Stock payable in shares of Common Stock or subdivisions, consolidations or combinations of the Common Stock occurring, in any such case, prior to the Distribution Date.

Shares of Preferred Stock purchasable upon exercise of the Rights will not be redeemable.  Each share of Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of the greater of (a) $10.00 per share, and (b) an amount equal to 1,000 times the dividend declared per share of Common Stock.  In the event of liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to a minimum preferential payment of the greater of (a) $10.00 per share (plus any accrued but unpaid dividends), and (b) an amount equal to 1,000 times the payment made per share of Common Stock.  Each share of Preferred Stock will have 1,000 votes, voting together with the Common Stock.  Finally, in the event of any merger, consolidation or other transaction in which outstanding shares of Common Stock are converted or exchanged, each share of Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock.  These rights are protected by customary antidilution provisions.

Because of the nature of the Preferred Stock's dividend, liquidation and voting rights, the value of the one one-thousandth interest in a share of Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right that number of shares of Common Stock having a market value of two times the exercise price of the Right.

In the event that, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provisions will be made so that each holder of a Right (other than Rights beneficially owned by an Acquiring Person which will have become void) will thereafter have the right to receive upon the exercise of a Right that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent) that at the time of such transaction have a market value of two times the exercise price of the Right.

At any time after any person or group becomes an Acquiring Person and prior to the earlier of one of the events described in the previous paragraph or the acquisition by such Acquiring Person of 50% or more of the outstanding shares of Common Stock, the Board may exchange the Rights (other than Rights owned by such Acquiring Person which will have become void), in whole or in part, for shares of Common Stock or Preferred Stock (or a series of the Company's preferred stock having equivalent rights, preferences and privileges), at an exchange ratio of one share of Common Stock, or a fractional share of Preferred Stock (or other preferred stock) equivalent in value thereto, per Right.

At any time prior to the time an Acquiring Person becomes such, the Board may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the "Redemption Price") payable, at the option of the Company, in cash, shares of Common Stock or such other form of consideration as the Board shall determine.

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

Unless otherwise provided in this Quarterly Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Highbury Financial Inc. and its subsidiary. References to “Highbury” refer solely to Highbury Financial Inc. and references to “Aston” refer solely to Aston Asset Management LLC, a subsidiary of Highbury.

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

We will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances which arise after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

As of June 30, 2009, the Company had approximately $5.1 billion of total assets under management, compared to approximately $3.9 billion as of March 31, 2009 and approximately $4.8 billion as of June 30, 2008. As of June 30, 2009, Aston managed 25 no-load mutual funds, comprised of 24 equity funds and 1 fixed income fund, with approximately $4.9 billion of mutual fund assets under management.  Aston had $3.8 billion and $4.7 billion of mutual fund assets under management as of March 31, 2009 and June 30, 2008, respectively. As of June 30, 2009, 13 of the mutual funds carried an overall Morningstar RatingTM of three stars or better, including eight four-star funds and one five-star fund. Of the 25 funds, eleven are relatively new and are not currently rated by Morningstar. The 24 equity funds are classified across each of the nine Morningstar RatingTM style boxes, giving Aston wide coverage of the public equity investment spectrum and multiple sources of revenue. As of June 30, 2009, Aston also managed approximately $132 million of separate account assets, compared to approximately $107 million as of March 31, 2009 and approximately $167 million as of June 30, 2008.  Aston intends to expand its assets under management with a combination of internal growth, new product development and accretive acquisitions.

Business Combination. On November 30, 2006, we acquired from ABN AMRO Asset Management Holdings, Inc. and certain of its affiliates, or the sellers, substantially all of the sellers’ business of providing investment advisory, administration, distribution and related services to the funds specified in the asset purchase agreement, or the acquired business.

The acquired business was founded in 1993 within Alleghany Corporation by employees of Aston to manage open-end investment funds for retail and institutional clients in the United States. Originally, the acquired business employed investment advisers affiliated with its parent to manage the assets of the funds, while it centralized the distribution, marketing, reporting and other operations of the fund family. As the business developed, the acquired business created new mutual funds managed by experienced independent investment advisers. Historically, the acquired business utilized seven different entities to manage the equity funds, of which five were current or former affiliates of the sellers and two were independent. Aston now employs 15 different sub-advisers of which three are current affiliates of the sellers, two are former affiliates of the sellers and nine are unrelated to the sellers.  In connection with the consummation of the acquisition, Aston entered into agreements with each of the sellers that managed the funds prior to the acquisition, pursuant to which each such seller now acts as a sub-adviser to the applicable fund, each of which is now rebranded as an Aston Fund. Pursuant to the asset purchase agreement, the sellers have agreed not to terminate these agreements prior to November 30, 2011.  In general, sub-advisers unaffiliated with the sellers may terminate their sub-advisory contracts upon 60 days’ written notice.  Aston’s relationship with the sub-advisers currently or formerly affiliated with the sellers is supported by limited non-compete provisions and certain capacity guarantees in certain products to benefit Aston. This arrangement is intended to ensure that the investment philosophies and processes guiding the mutual funds in the future are consistent with their historical investment philosophies and processes.

Between the consummation of the acquisition and June 30, 2009, Aston opened 14 new equity mutual funds. These funds are set forth in the table below.

Fund	Morningstar Category

Aston/Optimum Large Cap Opportunity	Large Growth
Aston/River Road Small-Mid Cap Fund	Small Value
Aston/Neptune International	Foreign Large Growth
Aston/Resolution Global Equity Fund	World Stock
Aston/ABN AMRO Global Real Estate	Specialty-Real Estate
Aston/SGA International Small-Mid Cap	Foreign Small/Mid Growth
Aston/Barings International	Foreign Large Blend
Aston/Montag & Caldwell Mid Cap Growth	Mid-Cap Growth
Aston/Cardinal Mid Cap Value	Mid-Cap Value
Aston/ClariVest Mid Cap Growth	Mid-Cap Growth
Aston/Smart Allocation ETF Fund	Large Blend
Aston/M.D. Sass Enhanced Equity Income Fund	Large Value
Aston/New Century Absolute Return ETF Fund	Moderate Allocation
Aston/Lake Partners LASSO Alternatives Fund	Long-Short

Between the consummation of the acquisition and June 30, 2009, Aston closed or merged eight mutual funds as a result of poor investment performance, portfolio manager turnover or other reasons. Aston intends to manage its family of mutual funds in response to client demands, and may open new funds or close existing funds over time, as appropriate.

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

Highbury’s contractual share of revenues has priority over the distributions to the Aston management members in the event Aston’s actual operating expenses exceed the operating allocation. As a result, excess expenses first reduce the portion of the owners’ allocation allocated to the Aston management members until the Aston management members’ allocation is eliminated, then Highbury’s allocation is reduced. Any reduction in the distribution of revenues to be paid to Highbury is required to be paid to Highbury out of any future excess operating allocation and the portion of future owners’ allocation allocated to the Aston management members, with interest.  Aston’s operating expenses in the six months ended June 30, 2009 exceeded the operating allocation by $356,885.  These excess expenses were funded by a reduction in the Aston management members’ share of the owners’ allocation.

Business Overview. Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of June 30, 2009, Aston was reimbursing 7 mutual funds whose expenses exceed the applicable expense cap.

Relationships with a limited number of clients account for a significant majority of Highbury’s revenue. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management as of June 30, 2009, is comprised of 25 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 25 funds, the Aston/Montag & Caldwell Growth Fund, Aston/TAMRO Small Cap Fund, the Aston/Optimum Mid Cap Fund and the Aston/River Road Small Cap Value Fund contributed approximately 38%, 15%, 14% and 10% of the revenues of Aston, respectively, in June 2009.  In June 2008, the Aston/Montag & Caldwell Growth Fund and the Aston/Optimum Mid Cap Fund contributed approximately 34% and 20% of the revenues of Aston, respectively.   These client concentrations leave Highbury vulnerable to any adverse change in the financial condition of any of its major clients. The loss of any of these relationships may have a material adverse impact on the Company’s revenue.

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

Three of our stockholders have sent letters to our Board of Directors requesting, among other things, changes to our management and the composition of our Board of Directors.  In response to the initiatives of these stockholders, our Board of Directors has formed a Special Committee consisting of all our independent directors, Hoyt Ammidon Jr., who chairs the Special Committee, Theodore M. Leary Jr. and Aidan J. Riordan, to explore and evaluate strategic alternatives aimed at enhancing value for all of our stockholders. The Special Committee has hired the investment banking firm of Sandler O’Neill & Partners, L.P. and the law firm of Debevoise & Plimpton LLP to provide financial advisory and legal services, respectively, to the Special Committee.  We will incur significant fees and expenses associated with the Special Committee and considering appropriate responses to these stockholders.  These fees include an annual fee of $40,000 to be paid to the chairman of the Special Committee, an annual fee of $20,000 to be paid to other members of the Special Committee, a fee of $1,000 to be paid to each member of the Special Committee for each meeting of the Special Committee attended, whether in person or by telephonic conference, and financial advisory fees and legal fees paid to the advisers to the Special Committee. In the quarter ending September 30, 2009, we expect to incur substantial expenses  related to these matters.  Such expenses may continue to be incurred beyond the quarter ending September 30, 2009 in amounts which cannot presently be estimated, but which may continue to be substantial.  These additional expenses may have a negative impact on our results of operations for the quarter ending September 30, 2009 and beyond.

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

•
Total Operating Expenses. The total operating expenses include the operating expenses of Aston as well as Highbury. At the Aston level, we monitor total operating expenses relative to Aston’s total revenue to ensure there is sufficient operating margin to cover expenses. We expect Aston’s operating expenses (including distribution and sub-advisory costs and excluding certain non-cash, non-recurring items) to equal approximately 72% of the total revenue of Aston, as provided in Aston’s limited liability company agreement. Aston’s operating expenses in the six months ended June 30, 2009 exceeded the operating allocation by $356,885.  These excess expenses were funded by a reduction in the Aston management members’ share of the owners’ allocation.  At the Highbury level, we incur operating expenses in connection with our pursuit of accretive acquisitions, including expenses for travel, entertainment, legal services and due diligence. We also incur legal and accounting expenses in connection with our SEC filing requirements and expenses of directors’ and officers’ insurance.

Description of Certain Line Items

Following is a description of the components of certain line items from our condensed consolidated financial statements:

•
Revenue. Aston generates advisory fees based on a fixed percentage of the daily weighted average assets under management for each fund and receives these fees on a monthly basis. For many funds, Aston provides an expense cap which guarantees to investors that the total expenses of a fund will not exceed a fixed percentage of the total assets under management. For small funds, the fixed expenses for fund accounting, client reporting, printing and other expenses, when combined with the investment advisory fees and administrative fees, cause a fund’s total expenses to exceed the expense cap. In such cases, Aston reimburses the funds for the excess fixed expenses or waives a portion of the investment advisory fee, so as to keep the total expenses of the fund at or below the expense cap. Aston’s advisory fees include investment advisory fees from all of the funds, net of all fee waivers and expense reimbursements. Aston also generates advisory fees based on a fixed percentage of either monthly or quarterly assets under management for a variety of separately managed accounts. Additionally, Aston generates administration fees for providing administration services. Such services include marketing and customer relations, bookkeeping and internal accounting functions, and legal, regulatory and board of trustees support. Finally, Aston earns monthly fees from Fortis Investment Management USA, Inc. or Fortis, in return for providing administration services to six money market funds which are advised by Fortis.  On June 8, 2009, Fortis terminated this agreement with Aston effective December 8, 2009.

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

•
Compensation and Related Expenses. As of August 10, 2009, Aston employed 37 full-time employees. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently employs three executive officers.  For the three and six months ended June 30, 2009, the compensation and related expenses of Highbury include base salaries for the executive officers and related payroll taxes.  Highbury did not pay compensation of any kind in the three and six months ended June 30, 2008.

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

The excess of the purchase price for the acquisition of the acquired business over the fair value of net assets acquired, including the acquired mutual fund advisory contract, is reported as goodwill. Goodwill is not amortized, but is instead reviewed for impairment. Highbury assesses goodwill for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated the period beginning July 1, 2009 through August 10, 2009, the date its condensed consolidated financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements.

Management does not believe any other recently issued, but not yet effective, accounting standard if adopted in its current form would have a material effect on the accompanying condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of SFAS 160 in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the unaudited Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the unaudited Condensed Consolidated Statements of Income. The prior periods presented have also been retrospectively restated to conform to the current classification required by SFAS 160. Other than the change in presentation of noncontrolling interests, the adoption of SFAS 160 had no impact on the condensed consolidated financial statements.

Results of Operations

Three months ended June 30, 2009 compared to three months ended June 30, 2008

For the three months ended June 30, 2009, the Company earned net income attributable to Highbury Financial Inc. of $712,875 on total revenue of $9,231,394, as compared to net income attributable to Highbury Financial Inc. of $900,881 on total revenue of $9,680,469 for the three months ended June 30, 2008. The following table summarizes the components of revenue, weighted average assets under management and the weighted average fee basis for the period.

	For the three months ended June 30, 2008
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$8,489,683	$4,867	(1)	0.70%
Net administrative fees(2)	515,576	7,807	(3)	0.03%
Money market service fees	140,159	3,106		0.02	%(4)
	$9,145,418	4,867	(5)	0.75	%(5)

	For the three months ended June 30, 2009
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$8,296,316	$4,648	(1)	0.71%
Net administrative fees(2)	385,390	5,907	(3)	0.03%
Money market service fees	137,500	1,384		0.04	%(4)
	$8,819,206	4,648	(5)	0.76	%(5)

(1)	Includes long-term mutual fund and separate account assets under management.

(2)
Administrative fees are presented net of sub-administration fees paid to a third party to be consistent with the methodology used in calculating the revenue sharing arrangement with Aston. Gross administration fees were $1,050,627 and $797,577 in the three months ended June 30, 2008 and 2009, respectively.

(3)	Aston provides administrative services to the Aston Funds, as well as six money market mutual funds managed by Fortis.

(4)
Aston receives a money market service fee from Fortis equal to $550,000 per annum plus 0.0001% of the weighted average assets under management in the six money market mutual funds in excess of $3 billion. The fee is accrued and paid monthly.  On June 8, 2009, Fortis terminated this agreement with Aston effective December 8, 2009.

(5)
For an estimate of the overall weighted average fee basis, we use the total fees from all sources and the weighted average assets under management for which we provide investment advisory services (see note 1 above).

As of June 30, 2009, the Company had approximately $5.1 billion of total assets under management, compared to approximately $3.9 billion as of March 31, 2009 and approximately $4.8 billion as of June 30, 2008. As of June 30, 2009, mutual fund assets under management were approximately $4.9 billion, compared to approximately $3.8 billion as of March 31, 2009, an increase of approximately 31%, and approximately $4.7 billion as of June 30, 2008. This aggregate increase in mutual fund assets under management of $1,165 million since March 31, 2009 resulted from a combination of (i) positive market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $632 million and (ii) net client inflows, which represent aggregate contributions from new and existing clients less withdrawals, of approximately $533 million, during the three months ended June 30, 2009. The Company believes that recent improvements in the relative investment performance of many of the Aston Funds have led to our net client inflows. During the three months ended June 30, 2008, mutual fund assets under management increased $127 million from a combination of (i) positive market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $156 million and (ii) net client outflows of approximately $29 million.  During the three months ended June 30, 2009, separate account assets under management increased from $107 million to $132 million.

The Company generated total revenue during the three months ended June 30, 2009 of $9,231,394, as compared to $9,680,469 during the three months ended June 30, 2008. This 5% decrease in revenue was largely attributable to the overall decline in weighted average assets under management from 2008 to 2009. Weighted average assets under management, as presented above, decreased from approximately $4.9 billion in the second quarter of 2008 to approximately $4.6 billion in the second quarter of 2009, a decline of approximately 5%. The Company’s overall weighted average fee basis increased from 0.75% for the three months ended June 30, 2008 to 0.76% for the three months ended June 30, 2009 as a result of a proportionally greater allocation of assets under management to mutual funds with higher fee rates. Net advisory fees decreased from $8,489,683 in the second quarter of 2008 to $8,296,316 for the same period in 2009, primarily as a result of lower weighted average assets under management. For the same reason, gross administration fees decreased from $1,050,627 in the second quarter of 2008 to $797,578 in the second quarter of 2009. Net administration fees declined from $515,576 in the second quarter of 2008 to $385,390 in the second quarter of 2009. Aston also earned money market service fees from Fortis of $137,500 in the three months ended June 30, 2009, down from $140,159 in the three months ended June 30, 2008.

Distribution and sub-advisory costs declined from $4,435,366 for the three months ended June 30, 2008 to $4,361,155 in the corresponding period in 2009. This 2% decline is attributable to the decline in weighted average assets under management from 2008 to 2009, as these expenses are directly related to the value of assets under management.

Compensation and related expenses were $1,459,246 for the three months ended June 30, 2009. Compensation and related expenses were $1,612,420 for the three months ended June 30, 2008.  The Aston management team participates directly in the profitability of the business through their retention of any excess operating allocation which is paid as compensation.  During the three months ended March 31, 2009, Aston’s operating expenses exceeded the operating allocation by $604,432.  These excess expenses were funded by a reduction in the Aston management members’ share of the owners’ allocation.  During the three months ended June 30, 2009, Aston’s operating expenses were $247,248 less than the operating allocation.  This excess operating allocation for the three months ended June 30, 2009 was allocated to the Aston management members’ share of the owners’ allocation to partially offset the shortfall from the first quarter of 2009.  Because Aston’s expenses exceeded the operating allocation for the six months ended June 30, 2009, there was no excess operating allocation available to pay as compensation to the Aston management team in the second quarter of 2009.  In addition, compensation and related expenses for the three months ended June 30, 2009 includes $152,175 paid to Highbury’s executive officers.  There were no corresponding payments to Highbury’s executive officers in the three months ended June 30, 2008.

The Company incurred $45,921 of depreciation expense relating to Aston’s fixed assets in the second quarter of 2009, compared to $45,997 in the second quarter of 2008.

Other operating expenses decreased from $1,327,558 for the three months ended June 30, 2008 to $1,125,307 for the three months ended June 30, 2009. These expenses include the operating expenses of Aston and Highbury for the periods and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the three months ended June 30, 2008 were $1,038,311, as compared to $802,650 during the three months ended June 30, 2009.

Highbury’s direct operating expenses, including compensation and related expenses, for the three months ended June 30, 2008 and 2009 were as follows:

	Three Months Ended,
	June 30,
	2008	2009
Professional fees	$143,092	$189,690
Compensation and related expenses	-	152,175
Insurance	55,701	39,233
Administrative fees	30,000	30,000
Travel and entertainment	33,791	29,535
Other expenses	26,663	34,199
	$289,247	$474,832

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills and Aston mutual funds. For the three months ended June 30, 2009, Highbury earned interest income on its cash and cash equivalent balances of $6,783. The Company also had investment income of $36,000 related to unrealized gains in other marketable securities. For the three months ended June 30, 2008, Highbury earned $17,280 on its cash and cash equivalent balances and had unrealized gains of $26,963 related to investments in Aston mutual funds.

For the three months ended June 30, 2009, the Company recorded income before provisions for income taxes of $2,282,548. For the three months ended June 30, 2008, the Company recorded income before provisions for income taxes of $2,303,371.

The following table outlines Highbury’s income tax expenses for the three months ended June 30, 2008 and 2009:

	Three Months Ended June 30,
	2008	2009
Current	$251,237	$230,291
Deferred - intangible related	233,262	210,214
Deferred – other	20,060	17,021
Total	$504,559	$457,526

For further discussion of the Company’s income taxes, please refer to Note 5 of the condensed consolidated financial statements included elsewhere in this document.

Highbury earned net income attributable to Highbury Financial Inc. of $712,875 in the three months ended June 30, 2009, compared to $900,881 during the three months ended June 30, 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

For the six months ended June 30, 2009, the Company earned net income attributable to Highbury Financial Inc. of $1,115,812 on total revenue of $16,260,061, as compared to net income attributable to Highbury Financial Inc. of $1,525,160 on total revenue of $18,959,516 for the six months ended June 30, 2008.

As of June 30, 2009, the Company had approximately $5.1 billion of total assets under management, compared to approximately $3.5 billion as of December 31, 2008 and approximately $4.8 billion as of June 30, 2008. As of June 30, 2009, mutual fund assets under management were approximately $4.9 billion, compared to approximately $3.4 billion as of December 31, 2008, an increase of approximately 44%, and approximately $4.7 billion as of June 30, 2008. This aggregate increase in mutual fund assets under management of $1,522 million since December 31, 2008 resulted from a combination of (i) positive market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $416 million and (ii) net client inflows, which represent aggregate contributions from new and existing clients less withdrawals, of approximately $1,106 million, during the six months ended June 30, 2009. The Company believes that recent improvements in the relative investment performance of many of the Aston Funds have led to our net client inflows. During the six months ended June 30, 2008, mutual fund assets under management decreased $308 million from a combination of (i) negative market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $296 million and (ii) net client outflows of approximately $17 million.  During the six months ended June 30, 2009, separate account assets under management increased from $115 million to $132 million.

The Company generated total revenue during the six months ended June 30, 2009 of $16,260,061, as compared to $18,959,516 during the six months ended June 30, 2008. This 14% decrease in revenue was largely attributable to the overall decline in weighted average assets under management from 2008 to 2009. Net advisory fees decreased from $16,579,964 in the first six months of 2008 to $14,428,187 for the same period in 2009, primarily as a result of lower weighted average assets under management. For the same reason, gross administration fees decreased from $2,097,345 in the first six months of 2008 to $1,556,874 in the first six months of 2009. Net administration fees declined from $1,027,273 in the first six months of 2008 to $749,808 in the first six months of 2009. Aston also earned money market service fees from Fortis of $275,000 in the six months ended June 30, 2009, down from $282,207 in the six months ended June 30, 2008.

Distribution and sub-advisory costs declined from $8,786,769 for the six months ended June 30, 2008 to $7,611,394 in the corresponding period in 2009. This 13% decline is attributable to the decline in weighted average assets under management from 2008 to 2009, as these expenses are directly related to the value of assets under management.

Compensation and related expenses were $3,283,990 for the six months ended June 30, 2009. Compensation and related expenses were $3,146,604 for the six months ended June 30, 2008.  The Aston management team participates directly in the profitability of the business through their retention of any excess operating allocation which is paid as compensation.  During the three months ended March 31, 2009, Aston’s operating expenses exceeded the operating allocation by $604,432.  These excess expenses were funded by a reduction in the Aston management members’ share of the owners’ allocation.  During the three months ended June 30, 2009, Aston’s operating expenses were $247,248 less than the operating allocation.  This excess operating allocation for the three months ended June 30, 2009 was allocated to the Aston management members’ share of the owners’ allocation to partially offset the shortfall from the first quarter of 2009.  Because Aston’s expenses exceeded the operating allocation for the six months ended June 30, 2009, there was no excess operating allocation available to pay as compensation to the Aston management team in the second quarter of 2009.  In addition, compensation and related expenses for the six months ended June 30, 2009 includes $304,350 paid to Highbury’s executive officers.  There were no corresponding payments to Highbury’s executive officers in the six months ended June 30, 2008.

The Company incurred $91,842 of depreciation expense relating to Aston’s fixed assets in the first six months of 2009, compared to $95,056 in the first six months of 2008.

Other operating expenses decreased from $2,662,026 for the six months ended June 30, 2008 to $2,531,854 for the six months ended June 30, 2009. These expenses include the operating expenses of Aston and Highbury for the periods and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the six months ended June 30, 2008 were $1,957,108, as compared to $1,613,513 during the six months ended June 30, 2009.

Highbury’s direct operating expenses, including compensation and related expenses, for the six months ended June 30, 2008 and 2009 were as follows:

	Six Months Ended,
	June 30,
	2008	2009
Professional fees	$434,288	$630,224
Compensation and related expenses	-	304,350
Insurance	111,615	78,573
Administrative fees	60,000	60,000
Travel and entertainment	44,244	92,121
Other expenses	54,771	57,423
	$704,918	$1,222,691

Non-operating income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills and Aston mutual funds. For the six months ended June 30, 2009, Highbury earned interest income on its cash and cash equivalent balances of $19,248. The Company also had investment income of $140,323 including realized losses of $46,077 related to investments in Aston mutual funds and unrealized gains of $186,400 related to investments in other marketable securities. For the six months ended June 30, 2008, Highbury earned $71,291 on its cash and cash equivalent balances and had unrealized losses of $151,861 related to investments in Aston mutual funds.

For the six months ended June 30, 2009, the Company recorded income before provisions for income taxes of $2,900,552. For the six months ended June 30, 2008, the Company recorded income before provisions for income taxes of $4,188,491.

The following table outlines Highbury’s income tax expenses for the six months ended June 30, 2008 and 2009:

	Six Months Ended June 30,
	2008	2009
Current	$472,394	$42,368
Deferred - intangible related	466,525	420,428
Deferred – other	(33,526)	163,426
Total	$905,393	$626,222

For further discussion of the Company’s income taxes, please refer to Note 5 of the condensed consolidated financial statements included elsewhere in this document.

Highbury earned net income attributable to Highbury Financial Inc. of $1,115,812 in the six months ended June 30, 2009, compared to $1,525,160 during the six months ended June 30, 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net Income attributable to Highbury Financial Inc.	$900,881	$712,875	$1,525,160	$1,115,812
Intangible amortization	—	—	—	—
Intangible-related deferred taxes	233,262	210,214	466,525	420,428
Affiliate depreciation	45,997	45,921	95,056	91,842
Other non-cash expenses	—	—	—	—
Cash Net Income	$1,180,140	$969,010	$2,086,741	$1,628,082

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

As of June 30, 2009, Highbury had no borrowings outstanding. In the future, however, we will closely review our ratio of debt to Adjusted EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our credit facility provides for a maximum total leverage ratio (including debt from all sources) of 5.0 times Adjusted EBITDA, although borrowings under the credit agreement are limited to 2.0 times Adjusted EBITDA. We believe this level is prudent for our business, although substantially higher levels of senior and subordinated debt in relation to Adjusted EBITDA may also be prudent to fund future acquisitions. Adjusted EBITDA means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) interest expense, plus (d) depreciation, plus (e) other non-cash expenses, plus (f) income tax expense. This definition of Adjusted EBITDA is consistent with the definition of EBITDA used in our credit facility. Adjusted EBITDA, as calculated by us, may not be consistent with computations of Adjusted EBITDA by other companies. For further information about our credit facility, please refer to the section entitled “Credit Facility.”

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

As of June 30, 2009, the Company had $11,703,812 of cash and equivalents, $3,647,200 of investments and $3,451,269 of accounts receivable. The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in June 2009. Aston receives its revenues generally within the first week of the month following the month in which they are earned. At June 30, 2009, the Company had accounts payable and accrued expenses of $4,315,352, primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers. These payments are generally paid shortly after the receipt of the revenue discussed above. In addition, this figure includes $1,099,258 of distributions payable to the Aston management members, which were subsequently paid in July 2009. Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. Going forward, we expect Aston will distribute all of its excess cash and cash equivalents on a quarterly basis to its owners, so we do not expect large cash and cash equivalents balances to accrue within Aston. Highbury expects to use its cash and cash equivalents to fund acquisitions, pay dividends, service debt, if any, or repurchase our securities, if appropriate.

On April 15, 2009, Highbury paid a dividend of $455,155 ($0.05 per share) to stockholders of record on April 1, 2009.  On July 15, 2009, Highbury paid a dividend of $454,252 ($0.05 per share) to stockholders of record on July 1, 2009.

Management believes our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under the current credit facility and our ability to issue debt or equity securities will be sufficient to meet our present and reasonably foreseeable operating cash needs and future commitments.

Cash Flow from Operating Activities. Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes, depreciation and other items as well as the changes in our consolidated working capital. For the three months ended June 30, 2009, the Company received $1,750,992 of net cash flow from its operating activities. In addition to net income of $712,875, the Company’s cash flow increased by $227,235 due to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes, by $1,112,147 due to the net income attributable to the noncontrolling interest holders of Aston and by $467,667 due to a decrease in prepaid taxes. Cash flow decreased by $936,880 due to an increase in accounts receivable.  For the six months ended June 30, 2009, the Company received $2,222,777 of net cash flow from its operating activities. In addition to net income of $1,115,812, the Company’s cash flow increased by $583,854 due to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes, by $1,158,518 due to the net income attributable to the noncontrolling interest holders of Aston and by $278,444 due to a decrease in prepaid taxes. Cash flow decreased by $1,002,697 due to an increase in accounts receivable.

For the three months ended June 30, 2008, the Company received $2,103,053 of net cash flow from its operating activities. In addition to net income of $900,881, the Company’s cash flow was increased by $253,866 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes, by $269,213 relating to an increase in accounts payable and accrued expenses and by $897,931 relating to the Company’s net income attributable to the noncontrolling interest holders. For the six months ended June 30, 2008, the Company received $3,530,127 of net cash flow from its operating activities. In addition to net income of $1,525,160, the Company’s cash flow was increased by $433,543 relating to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes and by $1,757,938 relating to the Company’s net income attributable to the noncontrolling interest holders. Cash flow was reduced by a $608,180 relating to a decrease in accounts payable and accrued expenses.

Cash Flow from Investing Activities. Changes in net cash flow from investing activities will result primarily from capital expenditures, investments in new affiliates or, from time to time, investments in new mutual funds created by Aston or other marketable securities. In the first three months of 2009, Highbury sold its remaining investments in Aston mutual funds for total proceeds of $679,675.  In the three months ended June 30, 2009, Highbury made $844 of capital expenditures.  Investing activities used $844 of cash flow in the three months ended June 30, 2009 and provided $678,831 of cash flow in the six months ended June 30, 2009.

In January 2008, Highbury invested $1,000,000 in the Aston/Smart Allocation ETF Fund, and in March 2008, Highbury invested $1,000,000 in the Aston/New Century Absolute Return ETF Fund. Highbury financed these investments through the sale of investments in U.S. treasury securities.  In January 2008, Highbury invested $1,000,000 in the Aston/Smart Allocation ETF Fund, and in March 2008, Highbury invested $1,000,000 in the Aston/New Century Absolute Return ETF Fund. Highbury financed these investments through the sale of investments in U.S. treasury securities. In the second quarter of 2008, Highbury sold $400,000 of investments in the Aston/New Century Absolute Return ETF Fund and $500,000 of investments in the Aston/Smart Allocation ETF Fund.  Cash flow from investing activities provided $906,611 in the three months ended June 30, 2008 and provided $1,965,507 in the six months ended June 30, 2008.

Cash Flow from Financing Activities. Changes in net cash flow from financing activities will result primarily from the issuance of equity or debt or the repayment of any obligations which may arise thereunder, the repurchase of the Company’s outstanding securities, the payment of distributions to Aston’s noncontrolling interest holders or the payment of dividends. During the three months ended June 30, 2009, the Company distributed $96,371 to Aston’s noncontrolling interest holders and paid a dividend of $455,155.  The Company also repurchased 18,063 shares of common stock for $49,453 and 417,500 warrants for $146,125.  During the six months ended June 30, 2009, the Company distributed $757,258 to Aston’s noncontrolling interest holders and paid a dividend of $455,155.  The Company also repurchased 33,705 shares of common stock for $83,727 and 417,500 warrants for $146,125 during the period.  Cash flow used in financing activities were $747,104 in the three months ended June 30, 2009 and $1,442,265 in the six months ended June 30, 2009.

The Company distributed $853,731 and $1,808,802 to Aston’s minority interest holders during the three and six months ended June 30, 2008, respectively. Additionally, during the first quarter of 2008, the Company repurchased 1,836,292 warrants for $1,823,083 and 400,372 shares for $1,735,611. Cash flow used in financing activities were $853,731 in the three months ended June 30, 2008 and $5,367,496 in the six months ended June 30, 2008.

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

Borrowings under our credit facility will bear interest, at our option, at either the fluctuating prime rate plus one-half of one percent (0.50%) per year or the LIBOR interest rate plus two and three-quarters percent (2.75%) per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on September 30, 2009. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%). As of June 30, 2009, we had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. As of June 30, 2009, we were in compliance with all of the covenant requirements under this credit facility.

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

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net Income attributable to Highbury Financial Inc.	$900,881	$712,875	$1,525,160	$1,115,812
Provision for income taxes	504,559	457,526	905,393	626,222
Interest expense	—	—	—	—
Intangible amortization	—	—	—	—
Depreciation and other amortization	45,997	45,921	95,056	91,842
Other non-cash expenses	—	—	—	—
Adjusted EBITDA	$1,451,437	$1,216,322	$2,525,609	$1,833,876

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of SFAS 133 and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead are accounted for as equity.

Impact of Inflation

Our revenue is directly linked to the total assets under management within the 25 mutual funds and the separate accounts managed by Aston. Our total assets under management increase or decrease on a daily basis as a result of fluctuations in the financial markets and net asset flows from investors. While long-term returns in the financial markets have historically exceeded the rate of inflation, this may not be the case going forward. Our operating expenses are likely to be directly affected by inflation. Furthermore, while we earn interest income on our cash balances, the current interest rates available to us may be less than the rate of inflation.  As a result, the impact of inflation may erode our purchasing power.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk in the six months ended June 30, 2009.  Please refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 4, 2009.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

ITEM 1A. RISK FACTORS

Actions Pursued by Stockholders may be Costly and Disruptive to our Business Operations

Three of our stockholders have sent letters to our Board of Directors requesting, among other things, changes to our management and the composition of our Board of Directors. In response to the initiatives of these stockholders our Board of Directors has established a Special Committee of our independent directors. The Special Committee has engaged separate financial and legal advisers to advise the Special Committee. We have agreed to pay additional fees to our independent directors for their service on this committee. In addition, we have incurred additional legal cost in considering appropriate responses to the initiatives of these stockholders. These additional expenses may have an adverse effect on our future results of operations. Further, if a proxy contest is pursued by any of these stockholders it could result in substantial expense to us and consume significant attention of our management and Board of Directors. Moreover, if the proxy contest is intended to effect changes in our management and strategic direction, it could disrupt our operations and our ability to achieve our strategic goals by creating uncertainty for our employees, potential acquisition candidates and for the board of trustees of the Aston Funds.

There have been no other material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2009.

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

The following table sets forth information with respect to repurchases of our common stock and warrants to purchase common stock during the three months ended June 30, 2009:

Period	Total Number of Securities Purchased	Average Price Paid per Share or Warrant	Total Number of Shares or Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Securities that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009				$923,697
Shares(1)	16,043	$2.62	16,043
Warrants	—	—	—
May 1, 2009 to May 31, 2009				$921,919
Shares(1)	600	$2.96	600
Warrants	—	—	—
June 1, 2009 to June 30, 2009				$770,150
Shares(1)	1,420	$3.97	1,420
Warrants(2)	417,500	$0.35	417,500

(1) All of the share repurchases were made on the open market at prevailing market rates plus related expenses under our stock repurchase program.

(2) The 417,500 warrants were repurchased in a single, privately negotiated transaction.

Between July 1, 2009 and August 10, 2009, our Board of Directors approved and the Company repurchased an additional 2,804,200 warrants for $1,402,100, or $0.50 per warrant, in a privately negotiated transaction.  The Board of Directors approved this repurchase outside of the current Securities Repurchase Program.

ITEM 6. EXHIBITS

The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHBURY FINANCIAL INC.

Dated: August 11, 2009	By: /s/ Richard S. Foote
Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2009	By: /s/ R. Bradley Forth
R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Section 302 Certification by CEO.
31.2	Section 302 Certification by CFO.
32	Section 906 Certification by CEO and CFO.