Form 10-Q
period 2009-09-30
HIGHBURY FINANCIAL INC
filed 2009-11-16
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 16, 2009, 1,000 shares of Series B preferred stock, par value $0.0001 per share, were issued and outstanding, and 15,039,244 shares of common stock, par value $0.0001 per share, were issued and outstanding.

ITEM 1 - FINANCIAL STATEMENTS

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2008	2009
	(audited)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,244,469	$23,871,418
Investments	4,186,552	3,957,200
Accounts receivable	2,448,572	3,932,153
Prepaid expenses	239,434	89,696
Prepaid taxes	278,444	-
Total current assets	17,397,471	31,850,467

Other assets
Fixed assets, net	806,637	683,032
Identifiable intangibles	22,982,000	22,982,000
Goodwill	3,305,616	3,305,616
Deferred tax assets	1,097,620	341,814
Other long-term assets	157,092	100,000
Total other assets	28,348,965	27,412,462

Total assets	$45,746,436	$59,262,929

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,407,601	$3,966,391
Dividends payable	-	25,551,877
Income taxes payable	-	15,936
Total current liabilities	3,407,601	29,534,204

Deferred rent	805,707	771,954
Total liabilities	4,213,308	30,306,158

Commitments and contingencies

Equity

Highbury Financial Inc. stockholders’ equity
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; 0 and 1,000 shares issued and outstanding as of December 31, 2008 and September 30, 2009, respectively: • Series A Junior Participating Preferred Stock (0 shares issued) • Series B Convertible Preferred Stock (1,000 shares issued; liquidation value of $22,500,000 as of September 30, 2009)	-	-
Common stock, $0.0001 par value, authorized 50,000,000 shares; 9,118,740 and 11,985,082 shares issued and outstanding as of December 31, 2008 and September 30, 2009, respectively	912	1,199
Additional paid-in capital	51,818,975	38,114,939
Accumulated deficit	(11,126,759)	(9,159,367)
Total Highbury Financial Inc. stockholders’ equity	40,693,128	28,956,771

Noncontrolling interest	840,000	-

Total equity	41,533,128	28,956,771

Total liabilities and equity	$45,746,436	$59,262,929

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Income
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Revenue	$9,595,927	$11,196,682	$28,555,443	$27,456,743

Operating expenses
Distribution and sub-advisory costs	(4,395,372)	(5,363,929)	(13,182,141)	(12,975,323)
Compensation and related expenses	(1,699,827)	(1,716,422)	(4,846,431)	(5,000,412)
Depreciation and amortization	(45,998)	(46,339)	(141,054)	(138,181)
Other operating expenses	(1,183,440)	(2,578,351)	(3,845,466)	(5,110,205)
Total operating expenses	(7,324,637)	(9,705,041)	(22,015,092)	(23,224,121)

Operating income	2,271,290	1,491,641	6,540,351	4,232,622

Other income
Interest income	43,114	5,007	117,249	24,255
Investment income (loss)	(369,556)	303,059	(524,261)	443,382
Total other income (loss)	(326,442)	308,066	(407,012)	467,637

Income before provision for income taxes	1,944,848	1,799,707	6,133,339	4,700,259

Provision for income taxes	(412,740)	(207,420)	(1,318,133)	(833,642)

Net income	1,532,108	1,592,287	4,815,206	3,866,617

Net income attributable to noncontrolling interest	(891,104)	(740,707)	(2,649,042)	(1,899,225)

Net income attributable to Highbury Financial Inc.	641,004	851,580	2,166,164	1,967,392

Preferred stock dividends	-	(127,174)	-	(127,174)

Net income attributable to common stockholders	$641,004	$724,406	$2,166,164	$1,840,218

Weighted average common shares outstanding, basic	9,126,628	9,378,117	9,170,068	9,196,216
Net income per common share, basic	$0.07	$0.08	$0.24	$0.20

Weighted average common shares outstanding, diluted	9,126,628	12,074,791	9,170,068	10,114,232
Net income per common share, diluted	$0.07	$0.07	$0.24	$0.19

Cash dividend per share of common stock – declared	$0.00	$1.55	$0.00	$1.65
Cash dividend per share of common stock – paid	$0.00	$0.05	$0.00	$0.10

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Equity
(unaudited)

	Highbury Financial Inc. Stockholders
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2008	-	-	9,118,740	$912	$51,818,975	$(11,126,759)	$840,000	$41,533,128
Repurchase of common stock	-	-	(33,705)	(3)	(83,722)	-	-	(83,725)
Repurchase of warrants	-	-	-	-	(1,548,225)	-	-	(1,548,225)
Issuance of Series B Convertible Preferred Stock upon acquisition of remaining 35% interest in Aston Asset Management LLC	1,000	-	-	-	-	-	-	-
Issuance of common stock upon exchange of warrants	-	-	22,150	2	(2)	-	-	-
Issuance of common stock upon exercise of warrants	-	-	2,877,897	288	14,389,197	-	-	14,389,485
Distribution to noncontrolling interest holders	-	-	-	-	-	-	(840,000)	(840,000)
Dividends paid	-	-	-	-	(909,407)	-	-	(909,407)
Dividends declared and unpaid	-	-	-	-	(25,551,877)	-	-	(25,551,877)
Net income attributable to Highbury Financial Inc. for the period	-	-	-	-	-	1,967,392	1,899,225	3,866,617
Income distributable to noncontrolling interest	-	-	-	-	-	-	(1, 899,225)	(1,899,225)
Balance at September 30, 2009	1,000	-	11,985,082	$1,199	$38,114,939	$(9,159,367)	$-	$28,956,771

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to Highbury Financial Inc.	$641,004	$851,580	$2,166,164	$1,967,392

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,998	46,339	141,054	138,181
Deferred taxes	99,997	171,952	533,540	755,806
Investment (gain) loss	369,556	(303,059)	524,261	(443,382)
Net income attributable to noncontrolling interest	891,104	740,707	2,649,042	1,899,225
Deferred rent	(10,017)	(11,269)	(29,255)	(33,753)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	166,407	(480,884)	218,546	(1,483,581)
Prepaid expenses	(59,867)	38,038	86,839	149,738
Prepaid taxes	(81,027)	-	(81,027)	278,444
Other long-term assets	-	23,936	-	57,092
Increase (decrease) in:
Accounts payable and accrued expenses	657,366	887,468	49,186	889,707
Income taxes payable	(62,061)	3,220	(66,919)	15,936
Net cash provided by operating activities	2,658,460	1,968,028	6,191,431	4,190,805

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	-	(3,888,759)	(2,000,000)	(3,888,759)
Proceeds from sales of investments	603,960	3,881,819	4,568,031	4,561,494
Increase in other long-term assets	(501,369)	-	(500,021)	-
Purchase of fixed assets	-	(13,732)	(2,756)	(14,576)
Net cash provided by (used in) investing activities	102,591	(20,672)	2,065,254	658,159

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	(454,252)	-	(909,407)
Distributions paid to noncontrolling interest holders	(914,637)	(2,312,885)	(2,723,439)	(3,070,143)
Issuance of common stock upon exercise of warrants	-	14,389,485	-	14,389,485
Repurchase of common stock	-	2	(1,735,611)	(83,725)
Repurchase of warrants	-	(1,402,100)	(1,823,083)	(1,548,225)
Net cash provided by (used in) financing activities	(914,637)	10,220,250	(6,282,133)	8,777,985

Net increase in cash and cash equivalents	1,846,414	12,167,606	1,974,552	13,626,949
Cash and cash equivalents - beginning of period	7,404,683	11,703,812	7,276,545	10,244,469
Cash and cash equivalents - end of period	$9,251,097	$23,871,418	$9,251,097	$23,871,418

Supplemental schedule of non-cash investing and financing activities:
Issuance of Series B Convertible Preferred Stock	$-	$22,500,000	$-	$22,500,000
Issuance of 22,150 shares of common stock upon exchange of 443,000 warrants	$-	$-	$-	$-
Dividends declared and not yet paid	$-	$25,551,877	$-	$25,551,877

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$460,000	$32,258	$936,708	$32,258

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three months and nine months ended September 30, 2009 and 2008 of Highbury Financial, Inc. and its subsidiary (“Company” or “Highbury”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all of the disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement of the results have been included. All material intercompany balances and transactions have been eliminated. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 4, 2009, includes additional information about Highbury, its operations and its financial position and should be read in conjunction with this Quarterly Report on Form 10-Q.

The Company has evaluated the period beginning October 1, 2009 through November 16, 2009, the date its condensed consolidated financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its condensed consolidated financial statements, except as disclosed in notes 9 and 10.

Investments

The Company carries its investments at fair value based on quoted market prices, a Level 1 input, which is defined by Accounting Standards Codification (ASC) “Fair Value Measurements and Disclosures” as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. The Company reflected interest paid and accrued on money market mutual funds and U.S. Treasury bills in interest income and changes in fair value of marketable securities, including certain mutual funds managed by its sole subsidiary, Aston Asset Management LLC (“Aston”), in investment income (loss).

Investments consist of the following:

	December 31,	September 30,
	2008	2009

Aston mutual funds	$725,752	$-
Other marketable securities	3,460,800	3,957,200
	$4,186,552	$3,957,200

Changes in fair value of investments are included in investment income (loss) and are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Aston mutual funds
Realized gains (losses)	$-	$-	$-	$(46,077)
Unrealized gains (losses)	(369,556)	-	(524,261)	-
Other marketable securities
Realized gains (losses)	-	421,019	-	421,019
Unrealized gains (losses)	-	(117,960)	-	68,440
	$(369,556)	$303,059	$(524,261)	$443,382

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

As of September 30, 2009, we implemented the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”). All of the content included in the Codification is considered authoritative. The Codification is not intended to amend GAAP, but codifies previous accounting literature. We changed the referencing of authoritative accounting literature to conform to the Codification.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” or ASC 810.  ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 810 in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the unaudited Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the unaudited Condensed Consolidated Statements of Income. The prior periods presented have also been retrospectively restated to conform to the current classification required by ASC 810. Other than the change in presentation of noncontrolling interests, the adoption of ASC 810 had no impact on the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” or ASC 855. ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of ASC 855 did not have a material impact on the Company’s financial condition or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

2.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,	September 30,
	2008	2009

Payable to sub-advisors	$802,583	$1,533,625
Payable to brokers	321,261	430,567
Payable to noncontrolling interest	660,887	329,969
Accrued compensation payable	436,239	740,183
Accrued professional fees	552,647	242,521
Other payables	633,984	689,526
	$3,407,601	$3,966,391

3.  Commitments and Contingencies

a.  The Company presently occupies office space provided by Berkshire Capital Securities LLC (“Berkshire Capital”), an affiliate of our executive officers. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, financial reporting and administrative support, information technology equipment and support and access to numerous subscription-based periodicals and databases, available to the Company as may be required by the Company from time to time in exchange for a monthly payment of $10,000. The condensed consolidated statements of income for the three months and nine months ended September 30, 2008 and 2009 each included $30,000 and $90,000, respectively, related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

b.  The Company’s stockholders prior to its initial public offering (the “Initial Stockholders”) have registration rights with respect to the shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”), warrants and units of the Company owned by them. The holders of the majority of the shares purchased prior to the initial public offering and the holders of the majority of the units purchased in a private placement completed simultaneously with our initial public offering are each entitled to make up to two demands that the Company register these securities and any other securities of the Company owned by them. In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements. These securities are also eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

c. The holders of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”), have registration rights with respect to the shares of Common Stock issuable upon conversion of the Series B Preferred Stock.  The holders of a majority of the shares issuable upon conversion of the Series B Preferred Stock are entitled to make up to three demands that we register the resale of the shares of Common Stock issuable upon the conversion of shares of Series B Preferred Stock but only after the shares of Series B Preferred Stock have been converted into Common Stock.  Each outstanding share of Series B Preferred Stock is convertible into 4,500 shares of our Common Stock, or 4,500,000 shares of Common Stock in the aggregate for the 1,000 shares of outstanding Series B Preferred Stock, subject to customary anti-dilution adjustments.  In addition, the holders of our Series B Preferred Stock have certain “piggy-back” registration rights with respect to the shares of Common Stock issuable upon conversion of our Series B Preferred Stock.  The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements.

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

4.  Economic Dependency

Relationships with a limited number of clients account for a significant majority of Highbury’s revenue. Aston’s client, the Aston Funds, a Delaware business trust, which accounted for approximately 97% of our assets under management as of September 30, 2009, is comprised of 24 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 24 funds, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund, Aston/TAMRO Small Cap Fund and the Aston/River Road Small Cap Value Fund contributed approximately 37%, 16%, 15% and 10% of the revenues of Aston, respectively, for the month of September 2009.  In the month of September 2008, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and Aston/TAMRO Small Cap Fund contributed approximately 33%, 18% and 13% of the revenues of Aston, respectively.  These client concentrations leave the Company vulnerable to any adverse change in the financial condition of any of its major clients. The loss of any of these relationships may have a material adverse impact on the Company’s revenue, profitability and cash flow.

5.  Income Taxes

The provisions for income taxes for the three and nine month periods ended September 30, 2008 and 2009 consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Current
Federal	$251,739	$773	$609,770	$57,851
State	60,460	34,695	174,823	19,985
Deferred
Federal	88,970	148,838	472,135	654,210
State	11,571	23,114	61,405	101,596
	$412,740	$207,420	$1,318,133	$833,642

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

The sources of the net deferred tax assets are as follows:

	December 31,	September 30,
	2008	2009

Expenses and net unrealized investment losses deferred for income tax purposes	$492,258	$437,166
(Tax amortization of) / GAAP impairment of intangibles	605,362	(95,352)
Net deferred tax assets	$1,097,620	$341,814

6.  Earnings Per Share

The calculation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The following is a reconciliation of the numerator and denominator used in the calculation of earnings per share available to common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Earnings Per Common Share – Basic
Numerator:
Net income attributable to common stockholders	$641,004	$724,406	$2,166,164	$1,840,218
Denominator:
Average common shares outstanding - basic	9,126,628	9,378,117	9,170,068	9,196,216

Earnings Per Common Share – Diluted
Numerator:
Net income attributable to Highbury Financial Inc.	$641,004	$851,580	$2,166,164	$1,967,392
Denominator:
Average common shares outstanding - basic	9,126,628	9,378,117	9,170,068	9,196,216
Effect of dilutive instruments:
Series B Preferred Stock	-	2,601,563	-	885,638
Warrants	-	95,111	-	32,378
Average common shares outstanding - diluted	9,126,628	12,074,791	9,170,068	10,114,232

The dilutive effect of the warrants is calculated using the treasury stock method and the average share price during the period.  There are no effects of dilutive instruments included in the calculations for 2008 periods because the Company’s weighted average share price during the 2008 periods was less than the warrants’ exercise price.  As of September 30, 2008 and 2009, the Company had 13,983,708 and 7,441,111 warrants outstanding, respectively.

7.  Related Person Transactions

Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties. In the three and nine months ended September 30, 2009, Aston earned advisory fees of $10,114,500 and $24,217,918, respectively, and administrative fees of $761,297 and $2,318,171, respectively, from the Aston Funds. These fees, in total, accounted for approximately 97% of Aston’s total revenue during both periods. In the three and nine months ended September 30, 2008, Aston earned advisory fees of $8,164,734 and $24,263,297, respectively, and administrative fees of $1,029,219 and $3,126,564, respectively, from the Aston Funds. These fees, in total, accounted for approximately 96% of Aston’s total revenue during both periods. As of December 31, 2008 and September 30, 2009, the Company’s balance sheets included accounts receivable of $2,039,687 and $3,622,904, respectively, associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees are earned.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, financial reporting and administrative support, information technology equipment and support and access to numerous subscription-based periodicals and databases, available to the Company, as may be required by the Company from time to time in exchange for a payment of $10,000 per month. The condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2009 each included $30,000 and $90,000, respectively, related to this agreement. The agreement is terminable by either party upon six months’ prior notice.

8.  Credit Facility

On October 1, 2009, the Company and City National Bank executed an amendment to the credit agreement, dated as of November 9, 2006, as amended by a First Amendment to Credit Agreement dated October 31, 2007 and a Second Amendment to Credit Agreement dated October 1, 2008 (the “Amended Credit Agreement”), which provides for an extension of the Amended Credit Agreement through September 30, 2010 and modifies certain provisions of the Amended Credit Agreement (the “Third Amendment to Credit Agreement”). The Third Amendment to Credit Agreement increases the rate at which borrowings will bear interest to, at the Company’s option, (i) for a LIBOR loan, the greater of (w) 3.50% and (x) the LIBOR interest rate plus 2.75% per year or (ii) for a prime rate loan, the greater of (y) 3.50% and (z) the fluctuating prime rate plus 0.50% per year.

9.  Securities Repurchases Program

During the three months ended September 30, 2009, the Company repurchased 2,804,200 warrants for $1,402,100.  This repurchase of warrants was approved by the Company’s Board of Directors as a transaction separate from the Company’s securities repurchase program.  During the nine months ended September 30, 2009, the Company repurchased 33,705 shares for $83,725 and 3,221,700 warrants for $1,548,225.

Between October 1, 2009 and November 16, 2009, the Company repurchased an additional 554,893 warrants for $148,014.  As of November 16, 2009, there is $622,136 available for additional securities repurchases under the Company’s securities repurchase program through December 31, 2009.

The Company did not repurchase any securities during the three months ended September 30, 2008.  During the nine months ended September 30, 2008, the Company repurchased 1,836,292 warrants for $1,823,083 and redeemed 400,372 shares for $1,735,611.

10.  Stockholders’ Equity

Issuance of Preferred Stock

As further explained in Note 12 below, on August 10, 2009 the Company issued 1,000 shares of Series B Preferred Stock with a face value of $22.5 million.  This Series B Preferred Stock carries a 4% annual dividend, payable quarterly, and participates in any dividends paid to holders of Common Stock on an as-converted basis.  Each share of Series B Preferred Stock is initially convertible into 4,500 shares of Common Stock, reflecting an initial conversion price of $5.00 per share.

Exercise of Warrants

In September 2009, holders of the Company’s warrants exercised 2,877,897 warrants generating proceeds to the Company of $14,389,485.

Between October 1, 2009 and November 16, 2009, holders of the Company’s warrants exercised 3,054,162 warrants generating proceeds to the Company of $15,270,810.

Exchange of Warrants

On September 28, 2009, Highbury entered into an exchange agreement (the “Exchange Agreement”) with an investor.  Pursuant to the Exchange Agreement, the investor exchanged 443,000 of the Company’s warrants for 22,150 shares of Common Stock.  The issuance of Common Stock under the Exchange Agreement was made pursuant to a transaction exempt from registration under Rule 506 of the Securities Act.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Dividends

On September 16, 2009, the Board of Directors authorized a dividend on the outstanding Common Stock of the Company to be paid in cash.  As of September 30, 2009, the Company had 11,985,082 shares of Common Stock and 1,000 shares of Series B Preferred Stock outstanding.  The Series B Preferred Stock is convertible into 4,500,000 shares of Common Stock and eligible to participate in any dividends paid to holders of Common Stock on an as-converted basis.  As such, the Company accrued dividends payable as of September 30, 2009 of $25,551,877.  Between October 1, 2009 and October 6, 2009, holders of the Company’s warrants exercised an additional 3,054,162 warrants resulting in the issuance of 3,054,162 additional shares of Common Stock outstanding as of the record date for the dividend.  On October 7, 2009, the Company paid a dividend of $30,285,828 ($1.55 per share), based on the 15,039,244 shares of Common Stock and 4,500,000 shares of Common Stock underlying the Series B Preferred Stock then outstanding, to stockholders of record as of October 6, 2009.

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

11.  Aston Operating Allocation

For periods ending prior to August 10, 2009, Highbury owned 65% of the membership interests of Aston, and eight employees of Aston (the “Management Stockholders”) owned 35% of the membership interests of Aston.  As of August 10, 2009, Aston became 100% owned by Highbury.  See Note 12(b) for additional information.

Pursuant to the Aston limited liability company agreement, 28% of the total revenues of Aston net of sub-administrative fees, which we refer to as the owners’ allocation, is allocated to the owners of Aston. The owners’ allocation is allocated among the members of Aston according to their relative ownership interests. Prior to August 10, 2009, Highbury owned 65% of Aston, and the Management Stockholders owned 35% of Aston, so 18.2% and 9.8% of total revenues net of sub-administrative fees were allocated to Highbury and the Management Stockholders, respectively, during this period. Subsequent to August 10, 2009, Highbury owned 100% of Aston, so 28.0% of total revenues net of sub-administrative fees have been allocated to Highbury during this period.  In all periods, the remaining revenues of Aston, which we refer to as the operating allocation, were used to pay Aston’s operating expenses, including salaries and bonuses of all employees of Aston (including the Management Stockholders).

Both before and after August 10, 2009, Highbury’s contractual share of revenues has had priority over the distributions to the Management Stockholders in the event Aston’s actual operating expenses exceeded the operating allocation. As a result, prior to August 10, 2009, excess expenses first reduced the portion of the owners’ allocation allocated to the Management Stockholders until the Management Stockholders’ allocation was eliminated, then Highbury’s allocation was reduced. Any reduction in the distribution of revenues to be paid to Highbury was required to be paid to Highbury out of any future excess operating allocation and the portion of future owners’ allocation allocated to the Management Stockholders, with interest.  During the three months ended March 31, 2009, Aston’s operating expenses exceeded the operating allocation by $604,432.  These excess expenses were funded by a reduction in the Management Stockholders’ share of the owners’ allocation.  During the period from April 1, 2009 through August 10, 2009, Aston’s operating expenses were $546,818 less than the operating allocation.  This excess operating allocation for the period from April 1, 2009 through August 10, 2009 was allocated to the Management Stockholders’ share of the owners’ allocation to partially offset the shortfall from the first quarter of 2009 and is reflected as an increase in net income attributable to noncontrolling interest.  Aston’s operating expenses in the nine months ended September 30, 2009 exceeded the operating allocation by $57,614.  These excess expenses were funded by a reduction in the Management Stockholders’ share of the owners’ allocation and were reflected as a reduction in net income attributable to noncontrolling interest.  In no other prior period, including the three and nine months ended September 30, 2008, did Aston’s operating expenses exceed the operating allocation.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

12.  Significant Events

a.  In July 2009, three of Highbury’s stockholders sent letters to the Company’s Board of Directors requesting, among other things, changes to management and the composition of the Board of Directors.  In response to the initiatives of these stockholders, the Board of Directors formed a Special Committee consisting entirely of independent directors, Hoyt Ammidon Jr., who chairs the Special Committee, Theodore M. Leary Jr. and Aidan J. Riordan, to explore and evaluate strategic alternatives aimed at enhancing value for all stockholders.  The Special Committee hired the investment banking firm of Sandler O’Neill & Partners, L.P. and the law firm of Debevoise & Plimpton LLP to provide financial advisory and legal services, respectively, to the Special Committee.  The Company has incurred and may continue to incur significant fees and expenses associated with the Special Committee and the consideration of appropriate responses to these stockholders.  These fees include an annual fee of $40,000 to be paid to the chairman of the Special Committee, an annual fee of $20,000 to be paid to other members of the Special Committee, a fee of $1,000 to be paid to each member of the Special Committee for each meeting of the Special Committee attended, whether in person or by telephonic conference, and financial advisory fees and legal fees paid to the advisers to the Special Committee. In the quarter ended September 30, 2009, Highbury incurred approximately $685,583 of expenses related to these matters.  These expenses are included in operating expenses and include approximately $662,910 of professional fees (including but not limited to legal, accounting and financial advisory fees), $15,142 of travel expenses and $7,531 of other expenses.  Such expenses may continue to be incurred beyond the quarter ended September 30, 2009 in amounts which cannot presently be estimated, but which may continue to be substantial.  These additional expenses may have a negative impact on the Company’s results of operations for the quarter ending December 31, 2009 and beyond.

In addition, one of Highbury’s stockholders has filed a preliminary proxy statement in connection with the Company’s 2009 annual meeting which includes two nonbinding stockholder proposals and nominates a candidate for election to the Board of Directors.  As a result, we will incur fees and expenses in excess of the fees and expenses associated with an uncontested proxy solicitation.

b.  On August 10, 2009, the Company entered into an Exchange Agreement with the holders of the noncontrolling interest in Aston. Each holder of the noncontrolling interest exchanged all of its Series B LLC units in Aston for newly authorized Series B Preferred Stock of the Company, resulting in an aggregate issuance of 1,000 shares of Series B Preferred Stock with a face value of $22.5 million.  This Series B Preferred Stock carries a 4% dividend and participates in any dividends paid to holders of Common Stock on an as-converted basis.  Each share of Series B Preferred Stock is initially convertible into 4,500 shares of Common Stock, reflecting an initial conversion price of $5.00 per share.  In the quarter ended September 30, 2009, Highbury incurred approximately $822,499 of one-time, non-recurring transaction expenses related to these matters.  These expenses are included in operating expenses and include approximately $803,551 of professional fees (including but not limited to legal, accounting and financial advisory fees), $14,898 of travel expenses and $4,050 of other expenses.

The Company has the right to redeem the Series B Preferred Stock, in whole but not in part, in the event that the last sale price for the Common Stock of the Company exceeds $8.50 per share for any 20 trading days in a 30-trading day period at a redemption price equal to the face value plus any accrued but unpaid dividends.  The Company may also redeem shares of Series B Preferred Stock from a holder for a period of 120 days following the termination of such holder’s employment with Aston at a redemption price ranging from $1.00 to fair value, as defined, depending on the time and reason for such termination of employment.  The Company also has the option to cause each holder of Series B Preferred Stock to convert his shares into Common Stock immediately prior to a merger by the Company with or into another entity or a sale of all or substantially all of the assets of the Company and cause such holders to participate in the sale event on the same terms and conditions as holders of Common Stock.

The holders of Series B Preferred Stock may elect to convert the Series B Preferred Stock into Common Stock under certain circumstances.  Holders of Series B Preferred Stock may also require the Company to redeem their shares of Series B Preferred Stock upon a change of control of the Company at a redemption price per share equal to the greater of the face value of such preferred stock (plus accrued and unpaid dividends) or fair value, as defined.  Since such a change of control is not an event certain to occur, the Series B Preferred Stock has an equity classification on our balance sheet. Since this is an equity transaction, the Company will not recognize any gain or loss in its condensed consolidated financial statements related to this transaction.

c.  On August 10, 2009, the Company’s Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock.  The dividend was paid on August 25, 2009 to the stockholders of record on August 11, 2009 (the "Record Date").  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the "Preferred Stock") at a price of $20.00 (the "Purchase Price"), subject to adjustment. The Rights will have no financial impact on the Company unless they are exercised, exchanged or redeemed.

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

Until the earlier to occur of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions, an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the Board prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate.

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

Highbury Financial Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

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

Unless otherwise provided in this Quarterly Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Highbury Financial Inc. and its subsidiary. References to “Highbury” refer solely to Highbury Financial Inc. and references to “Aston” refer solely to Aston Asset Management LLC, a wholly owned subsidiary of Highbury.

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

•	we cannot be certain that Aston will have favorable operating results;

•
we may need to raise capital by making long-term or short-term borrowings or by selling shares of our common stock or other securities in order to finance additional investments in Aston, and we cannot be sure that such capital will be available to us on acceptable terms, if at all; and

•
those certain other factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 4, 2009 and in any other filings we make with the Securities and Exchange Commission from time to time.

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

Overview

Highbury is an investment management holding company.  Aston Asset Management LLC, Highbury’s wholly owned subsidiary, or Aston, is an investment management firm that is the investment adviser to the Aston Funds, a Delaware business trust, and a variety of separately managed accounts.  Historically, Highbury has pursued acquisition opportunities and sought to establish accretive partnerships with high-quality investment management firms.  We are currently evaluating strategic alternatives, and while we evaluate strategic alternatives, we will not pursue acquisition opportunities other than add-on acquisitions for Aston.  Aston intends to expand its assets under management with a combination of internal growth, new product development and accretive acquisitions.

As of September 30, 2009, we had approximately $6.2 billion of total assets under management, compared to approximately $5.1 billion as of June 30, 2009 and approximately $4.5 billion as of September 30, 2008. As of September 30, 2009, Aston managed 24 no-load mutual funds, comprised of 23 equity funds and one fixed income fund, with approximately $6.0 billion of mutual fund assets under management.  Aston had $4.9 billion and $4.3 billion of mutual fund assets under management as of June 30, 2009 and September 30, 2008, respectively. As of September 30, 2009, 14 of the mutual funds carried an overall Morningstar RatingTM of three stars or better, including eight four-star funds. Of the 24 funds, ten are relatively new and are not currently rated by Morningstar. The 23 equity funds are classified across each of the nine Morningstar RatingTM style boxes, giving Aston wide coverage of the public equity investment spectrum and multiple sources of revenue. As of September 30, 2009, Aston also managed approximately $160 million of separate account assets, compared to approximately $132 million as of June 30, 2009 and approximately $159 million as of September 30, 2008.

Business Combination. On November 30, 2006, we acquired from ABN AMRO Asset Management Holdings, Inc. (“ABN AMRO”) and certain of its affiliates, or the sellers, substantially all of the sellers’ business of providing investment advisory, administration, distribution and related services to the funds specified in the asset purchase agreement, or the acquired business.

The acquired business was founded in 1993 within Alleghany Corporation by employees of Aston to manage open-end investment funds for retail and institutional clients in the United States. Originally, the acquired business employed investment advisers affiliated with its parent to manage the assets of the funds, while it centralized the distribution, marketing, reporting and other operations of the fund family. As the business developed, the acquired business created new mutual funds managed by experienced independent investment advisers. Historically, the acquired business utilized seven different entities to manage the equity funds, of which five were current or former affiliates of the sellers and two were independent. Aston now employs 15 different sub-advisers of which three are current affiliates of the sellers, two are former affiliates of the sellers and ten are unrelated to the sellers.  In connection with the consummation of the acquisition, Aston entered into agreements with each of the sellers that managed the funds prior to the acquisition, pursuant to which each such seller now acts as a sub-adviser to the applicable fund, each of which is now rebranded as an Aston Fund. Pursuant to the asset purchase agreement, the sellers have agreed not to terminate these agreements prior to November 30, 2011.  In general, sub-advisers unaffiliated with the sellers may terminate their sub-advisory contracts upon 60 days’ written notice.  Aston’s relationship with the sub-advisers currently or formerly affiliated with the sellers is supported by limited non-compete provisions and certain capacity guarantees in certain products to benefit Aston. This arrangement is intended to ensure that the investment philosophies and processes guiding the mutual funds in the future are consistent with their historical investment philosophies and processes.

Between the consummation of the acquisition and September 30, 2009, Aston opened 14 new equity mutual funds. These funds are set forth in the table below.

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

Between the consummation of the acquisition and September 30, 2009, Aston closed or merged nine mutual funds as a result of poor investment performance, portfolio manager turnover or other reasons. Aston intends to manage its family of mutual funds in response to client demands, and may open new funds or close existing funds over time, as appropriate.

In addition, Aston may be able to develop new distribution channels including:

•	arrangements with banks and insurance companies which, like ABN AMRO, elect to divest their mutual fund operations but enter into agreements with Aston to service their customers; and

•	wholesalers focused on the traditional retail broker channel.

Revenue Sharing Arrangement with Aston Prior to August 10, 2009. From the consummation of the acquisition through August 10, 2009, Highbury owned 65% of the membership interests of Aston, and eight employees of Aston, or the Management Stockholders, owned 35% of the membership interests of Aston.

Pursuant to the limited liability company agreement in place during the period from the consummation of the acquisition through August 10, 2009, 28% of the total revenues of Aston net of sub-administrative fees, which we refer to as the owners’ allocation, was allocated to the owners of Aston. The owners’ allocation was allocated among the members of Aston according to their relative ownership interests. Between the consummation of the acquisition and August 10, 2009, 18.2% of total revenues net of sub-administrative fees was allocated to Highbury and 9.8% of total revenues net of sub-administrative fees was allocated to the Management Stockholders. The remaining revenues, which we refer to as the operating allocation, of Aston were used to pay operating expenses of Aston, including salaries and bonuses of all employees of Aston (including the Management Stockholders).

Highbury’s contractual share of revenues had priority over the distributions to the Management Stockholders in the event Aston’s actual operating expenses exceeded the operating allocation. As a result, excess expenses first reduced the portion of the owners’ allocation allocated to the Management Stockholders until the Management Stockholders’ allocation was eliminated, then Highbury’s allocation was reduced. Any reduction in the distribution of revenues to be paid to Highbury was required to be paid to Highbury out of any future excess operating allocation and the portion of future owners’ allocation allocated to the Management Stockholders, with interest.  Aston’s operating expenses in the period from January 1, 2009 through August 10, 2009 exceeded the operating allocation by $57,614.  These excess expenses were funded by a reduction in the Management Stockholders’ share of the owners’ allocation.

Accretive Acquisition of Minority Interest in Aston. On August 10, 2009, Highbury entered into an Exchange Agreement (the “Aston Exchange Agreement”) with the holders (the “B Investors”) of Series B limited liability company interests (the “Series B LLC Units”) of Aston and the Management Stockholders each of whom owned interests in certain of the B Investors.  Pursuant to the Exchange Agreement, the B Investors sold all of their Series B LLC Units to Highbury in exchange for shares of Series B Convertible Preferred Stock, par value $0.0001 per share, of Highbury (“Series B Preferred Stock”).  As a result of the Aston Exchange Agreement, Aston became a wholly owned subsidiary of Highbury.  A description of the terms of the Aston Exchange Agreement can be found in Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds - Aston Exchange Agreement” included elsewhere herein.  Highbury incurred $822,499 of one-time, non-recurring transaction expenses related to this acquisition.  These expenses include approximately $803,551 of professional fees (including but not limited to legal, accounting and financial advisory fees), $14,898 of travel expenses and $4,050 of other expenses.

In connection with the Aston Exchange Agreement, the Company entered into a management agreement with the Management Stockholders and Aston which delegates certain powers to a management committee composed initially of certain Management Stockholders to operate the business of Aston.  Pursuant to the management agreement, the operating allocation of Aston continues to be 72% of Aston’s total revenues net of sub-administrative fees and may be allocated by Aston’s management committee to pay the operating expenses of Aston, including salaries and bonuses.  In addition, the owner’s allocation continues to be 28% of Aston’s total revenues net of sub-administrative fees and is paid to Highbury as the sole owner of the business.  Highbury’s contractual share of revenues has priority over any payment of the operating allocation.  Any reduction in revenues to be paid to Highbury as a result of operating expenses exceeding the operating allocation is required to be paid to Highbury out of future operating allocation before any compensation may be paid to the Management Stockholders.

Business Overview. Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of September 30, 2009, Aston was reimbursing 14 mutual funds whose expenses exceeded the applicable expense cap.

Relationships with a limited number of clients account for a significant majority of the revenue of Aston and, therefore, Highbury. Aston’s client, the Aston Funds, which accounts for approximately 97% of our assets under management as of September 30, 2009, is comprised of 24 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 24 funds, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund, Aston/TAMRO Small Cap Fund and the Aston/River Road Small Cap Value Fund contributed approximately 37%, 16%, 15% and 10% of the revenues of Aston, respectively, in the month of September 2009.  In the month of September 2008, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and Aston/TAMRO Small Cap Fund contributed approximately 33%, 18% and 13% of the revenues of Aston, respectively.  These client concentrations leave the Company vulnerable to any adverse change in the financial condition of any of its major clients. The loss of any of these relationships may have a material adverse impact on the Company’s revenue.

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

In July 2009, three of our stockholders sent letters to our Board of Directors requesting, among other things, changes to our management and the composition of our Board of Directors.  In response to the initiatives of these stockholders, in August 2009, our Board of Directors formed a Special Committee consisting of, Hoyt Ammidon Jr., who chairs the Special Committee, Theodore M. Leary Jr. and Aidan J. Riordan, each of whom is an independent director, to explore and evaluate strategic alternatives aimed at enhancing value for all of our stockholders. The Special Committee hired the investment banking firm of Sandler O’Neill & Partners, L.P. and the law firm of Debevoise & Plimpton LLP to provide financial advisory and legal services, respectively, to the Special Committee.  We have incurred and may continue to incur significant fees and expenses associated with the Special Committee and considering appropriate responses to these stockholders.  These fees include an annual fee of $40,000 to be paid to the chairman of the Special Committee, an annual fee of $20,000 to be paid to other members of the Special Committee, a fee of $1,000 to be paid to each member of the Special Committee for each meeting of the Special Committee attended, whether in person or by telephonic conference, and financial advisory fees and legal fees paid to the advisers to the Special Committee.

In addition, one of our stockholders has filed a preliminary proxy statement in connection with our 2009 annual meeting which includes two non-binding stockholder proposals and nominates a candidate for election to our Board of Directors.  As a result, we will incur fees and expenses in excess of the fees and expenses associated with an uncontested proxy solicitation.

For the quarter ended September 30, 2009, we incurred $685,583 of expenses related to the Special Committee and the contested proxy solicitation in connection with our 2009 annual meeting.  These expenses include approximately $662,910 of professional fees (including but not limited to legal, accounting and financial advisory fees), $15,142 of travel expenses and $7,531 of other expenses.  Such expenses may continue to be incurred beyond the quarter ended September 30, 2009 in amounts which cannot presently be estimated, but which may continue to be substantial.  These additional expenses have had a negative impact on our results of operations during the quarter ended September 30, 2009 and may have a negative impact on our results in future periods.

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

•
Total Revenue. Total revenue for Aston is equal to the sum of the advisory fees, administrative fees and money market service fees earned by the business in a given period. We operate Aston under a revenue sharing structure through which Highbury receives a fixed percentage of the total revenue, net of sub-administrative fees, earned by Aston. Between the consummation of the acquisition and August 10, 2009, Highbury received 18.2% of Aston’s total revenue, net of sub-administrative fees.  Subsequent to the consummation of the Aston Exchange Agreement, Highbury receives 28.0% of Aston’s total revenue, net of sub-administrative fees. In addition, Highbury earns interest income on its cash balances which we recognize as other income in the condensed consolidated financial statements.

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

•
Total Operating Expenses. The total operating expenses include the operating expenses of Aston as well as Highbury. At the Aston level, we monitor total operating expenses relative to Aston’s total revenue to ensure there is sufficient operating margin to cover expenses. We expect Aston’s operating expenses (including distribution and sub-advisory costs and excluding certain non-cash, non-recurring items) to equal approximately 72% of the total revenue of Aston. In the period from January 1, 2009 through August 9, 2009, Aston’s operating expenses exceeded the operating allocation by $57,614.  These excess expenses were funded by a reduction in the Management Stockholders’ share of the owners’ allocation.  In the period from August 10, 2009 through September 30, 2009, Aston’s operating expenses, including compensation, equaled approximately 72% of the total revenue of Aston.  At the Highbury level, we incurred operating expenses in connection with our pursuit of accretive acquisitions, although as of August 2009 our Board of Directors has determined to cease pursuing acquisitions unrelated to Aston while we are pursuing strategic alternatives. We also incur legal and accounting expenses in connection with our SEC filing requirements and expenses of directors’ and officers’ insurance.

Description of Certain Line Items

Following is a description of the components of certain line items from our condensed consolidated financial statements:

•
Revenue. Aston generates advisory fees based on a fixed percentage of the daily weighted average assets under management for each fund and receives these fees on a monthly basis. For many funds, Aston provides an expense cap which guarantees to investors that the total expenses of a fund will not exceed a fixed percentage of the total assets under management. For small funds, the fixed expenses for fund accounting, client reporting, printing and other expenses, when combined with the investment advisory fees and administrative fees, cause a fund’s total expenses to exceed the expense cap. In such cases, Aston reimburses the funds for the excess fixed expenses or waives a portion of the investment advisory fee, so as to keep the total expenses of the fund at or below the expense cap. Aston’s advisory fees include investment advisory fees from all of the funds, net of all fee waivers and expense reimbursements. Aston also generates advisory fees based on a fixed percentage of either monthly or quarterly assets under management for a variety of separately managed accounts. Additionally, Aston generates administration fees for providing administration services. Such services include marketing and customer relations, bookkeeping and internal accounting functions, and legal, regulatory and board of trustees support. Finally, Aston earns monthly fees from Fortis Investment Management USA, Inc. or Fortis, in return for providing administration services to six money market funds which are advised by Fortis.  On June 8, 2009, Fortis terminated this agreement with Aston, and in July 2009, withdrew all of its assets under administration from Aston.  Under the terms of the administration agreement, Fortis has continued and will continue to pay a monthly fee to Aston through December 8, 2009.  This fee from Fortis accounted for approximately 1% of our revenues for the three month period ended September 30, 2009.

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

•
Compensation and Related Expenses. As of November 16, 2009, Aston employed 37 full-time employees. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently employs three executive officers.  For the three and nine months ended September 30, 2009, the compensation and related expenses of Highbury included base salaries for the executive officers and related payroll taxes.  Highbury did not pay compensation of any kind in the three and nine months ended September 30, 2008.

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

The Company’s significant accounting policies are presented in Note 1 to its unaudited condensed consolidated financial statements included elsewhere herein and in Note 1 to its audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 4, 2009. The following summaries should be read in conjunction with those condensed consolidated financial statements and audited financial statements and the related notes thereto. While all accounting policies affect the condensed consolidated financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of the condensed consolidated financial statements and results of operations and that require management’s most subjective or complex judgments and estimates. We believe the policies that fall within this category are the policies related to principles of consolidation, investments, goodwill and intangible assets, revenue recognition and income taxes.

Principles of Consolidation. The condensed consolidated financial statements include the accounts of Highbury and Aston, in which Highbury has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in an entity. Highbury is the manager member of Aston and owned 65% of Aston through August 10, 2009 and has owned 100% since August 10, 2009. Highbury has had a contractual arrangement with Aston (prior to August 10, 2009) and the Management Stockholders (since August 10, 2009) whereby a percentage of revenue is allocated to fund Aston’s operating expenses (referred to as the operating allocation).  The balance of the revenue (referred to as the owners’ allocation) is allocable to Highbury and the other members of Aston, with a priority to Highbury.  The portion of the income of Aston allocated to owners other than Highbury is included in noncontrolling interest in the Condensed Consolidated Statements of Income.  Noncontrolling interest on the Condensed Consolidated Balance Sheets includes the capital owned by the management members of Aston. All material intercompany balances and transactions have been eliminated in consolidation.

Investments. The Company carries its investments at fair value based on quoted market prices in accordance with the ASC on “Fair Value Measurements and Disclosures”. The Company reflects interest paid and accrued on money market mutual funds and U.S. Treasury bills in interest income and changes in fair value of investments in investment income (loss).

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

We have determined that the acquired mutual fund advisory contract meets the indefinite life criteria outlined in ASC 350-30-35, because we expect both the contract and the cash flows generated by the contract to continue indefinitely due to the likelihood of continued renewal at little or no cost. Accordingly, we do not amortize this intangible asset, but instead review this asset at least annually for impairment. If the carrying amount of this intangible asset exceeds the fair value, an impairment loss is recorded in an amount equal to that excess. Additionally, each reporting period, we assess whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, we will amortize the intangible asset over its remaining useful life.

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

Revenue Recognition. Highbury derives its operating revenues from Aston, of which it owned 65% through August 10, 2009 and has owned 100% since August 10, 2009. Highbury also earns interest income on its cash balances. Aston earns investment advisory and administrative fees for services provided to the Aston Funds and a limited number of separately managed accounts. These fees are primarily based on predetermined percentages of the market value of the assets under management and are billed in arrears for the period in which they are earned. These fees are recognized over the period in which services are performed unless facts and circumstances would indicate that collectibility of the fees is not reasonably assured. Fee waivers and expense reimbursements to certain of the Aston Funds in accordance with agreements are reported as an offset to investment advisory fees. Management has determined that no allowance for doubtful accounts is necessary due to all fees being collected within one month from the date of invoice.

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

Recently Issued Pronouncements

As of September 30, 2009, we implemented the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”). All of the content included in the Codification is considered authoritative. The Codification is not intended to amend GAAP, but codifies previous accounting literature. We changed the referencing of authoritative accounting literature to conform to the Codification.  The adoption of the Codification has not had an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” or ASC 810.  ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 810 in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the unaudited Condensed Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the unaudited Condensed Consolidated Statements of Income. The prior periods presented have also been retrospectively restated to conform to the current classification required by ASC 810. Other than the change in presentation of noncontrolling interests, the adoption of ASC 810 had no impact on the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” or ASC 855. ASC 855 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of ASC 855 did not have a material impact on the Company’s financial condition or results of operations.

Management does not believe any other recently issued, but not yet effective, accounting standard if adopted in its current form would have a material effect on the accompanying condensed consolidated financial statements.

Results of Operations

Three months ended September 30, 2009 compared to three months ended September 30, 2008

For the three months ended September 30, 2009, the Company earned net income attributable to Highbury Financial Inc. of $851,580 on total revenue of $11,196,682, as compared to net income attributable to Highbury Financial Inc. of $641,004 on total revenue of $9,595,927 for the three months ended September 30, 2008. The following table summarizes the components of revenue, weighted average assets under management and the weighted average fee basis for the period.

	For the three months ended September 30, 2008
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$8,428,388	$4,767	(1)	0.71%
Net administrative fees(2)	506,678	7,570	(3)	0.03%
Money market service fees	138,320	2,971		0.02	%(4)
	$9,073,386	4,767	(5)	0.76	%(5)

	For the three months ended September 30, 2009
	Total Fees	Weighted Average Assets Under Management ($M)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$10,297,885	$5,644	(1)	0.73%
Net administrative fees(2)	373,134	5,535	(3)	0.03%
Money market service fees	137,500	30		NM	(4)
	$10,808,519	5,644	(5)	0.77	%(5)

(1)	Includes long-term mutual fund and separate account assets under management.

(2)
Administrative fees are presented net of sub-administration fees paid to a third party to be consistent with the methodology used in calculating the revenue sharing arrangement with Aston. Gross administration fees were $1,029,219 and $761,297 in the three months ended September 30, 2008 and 2009, respectively.

(3)	Aston provides administrative services to the Aston Funds and provided administrative services to six money market mutual funds managed by Fortis through July 2009.

(4)
Aston receives a money market service fee from Fortis equal to $550,000 per annum plus 0.0001% of the weighted average assets under management in the six money market mutual funds in excess of $3 billion. The fee is accrued and paid monthly.  On June 8, 2009, Fortis terminated this agreement with Aston effective December 8, 2009 and withdrew all of its assets under administration in July 2009.

(5)
For an estimate of the overall weighted average fee basis, we use the total fees from all sources and the weighted average assets under management for which we provide investment advisory services (see note 1 above).

As of September 30, 2009, the Company had approximately $6.2 billion of total assets under management, compared to approximately $5.1 billion as of June 30, 2009 and approximately $4.5 billion as of September 30, 2008. As of September 30, 2009, mutual fund assets under management were approximately $6.0 billion, compared to approximately $4.9 billion as of June 30, 2009, an increase of approximately 22%, and approximately $4.3 billion as of September 30, 2008, an increase of approximately 39%. This aggregate increase in mutual fund assets under management of $1,104 million since June 30, 2009 resulted from a combination of (i) positive market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $765 million and (ii) net client inflows, which represent aggregate contributions from new and existing clients less withdrawals, of approximately $339 million, during the three months ended September 30, 2009. The Company believes that recent improvements in the relative investment performance of many of the Aston Funds have led to our net client inflows. During the three months ended September 30, 2008, mutual fund assets under management decreased $338 million from a combination of (i) negative market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $488 million and (ii) net client inflows of approximately $150 million.  During the three months ended September 30, 2009, separate account assets under management increased from $132 million to $160 million.

The Company generated total revenue during the three months ended September 30, 2009 of $11,196,682, as compared to $9,595,927 during the three months ended September 30, 2008. This 17% increase in revenue was largely attributable to the overall increase in weighted average assets under management from 2008 to 2009. Weighted average assets under management, as presented above, increased from approximately $4.8 billion in the third quarter of 2008 to approximately $5.6 billion in the third quarter of 2009, an increase of approximately 18%. The Company’s overall weighted average fee basis increased from 0.76% for the three months ended September 30, 2008 to 0.77% for the three months ended September 30, 2009 as a result of a proportionally greater allocation of assets under management to mutual funds with higher fee rates. Net advisory fees increased from $8,428,388 in the third quarter of 2008 to $10,297,885 for the same period in 2009, primarily as a result of higher weighted average assets under management. Gross administration fees decreased from $1,029,219 in the third quarter of 2008 to $761,297 in the third quarter of 2009 as a result of the declining balances in the money market mutual funds managed by Fortis and the subsequent withdrawal of the assets. Net administration fees declined from $506,678 in the third quarter of 2008 to $373,134 in the third quarter of 2009. Aston also earned money market service fees from Fortis of $137,500 in the three months ended September 30, 2009, down from $138,320 in the three months ended September 30, 2008.

Distribution and sub-advisory costs increased from $4,395,372 for the three months ended September 30, 2008 to $5,363,929 in the corresponding period in 2009. This 22% increase is attributable to the increase in weighted average assets under management from 2008 to 2009, as these expenses are directly related to the value of assets under management.

Compensation and related expenses were $1,716,422 for the three months ended September 30, 2009 compared to $1,699,827 for the three months ended September 30, 2008.  The Aston management team participates directly in the profitability of the business through their retention of any excess operating allocation which is paid as compensation.  During the three months ended March 31, 2009, Aston’s operating expenses exceeded the operating allocation by $604,432.  These excess expenses were funded by a reduction in the Management Stockholders’ share of the owners’ allocation.  During the period from April 1, 2009 to August 10, 2009, Aston’s operating expenses were $546,818 less than the operating allocation.  This excess operating allocation was allocated to the Management Stockholders’ share of the owners’ allocation to partially offset the shortfall from the first quarter of 2009.  Because Aston’s expenses exceeded the operating allocation for the period from January 1, 2009 through August 10, 2009, there was no excess operating allocation available to pay as compensation to the Aston management team for that period.  For the period from August 10, 2009 through September 30, 2009, there was $401,425 of excess operating allocation available as compensation to the Aston management team.  Compensation and related expenses for the three months ended September 30, 2009 also included $152,175 paid to Highbury’s executive officers.  There were no corresponding payments made to Highbury’s executive officers in the three months ended September 30, 2008.

The Company incurred $46,339 of depreciation expense relating to Aston’s fixed assets in the third quarter of 2009, compared to $45,998 in the third quarter of 2008.

Other operating expenses increased from $1,183,440 for the three months ended September 30, 2008 to $2,578,351 for the three months ended September 30, 2009. These expenses include the operating expenses of Aston and Highbury for the periods and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the three months ended September 30, 2008 were $928,234, as compared to $908,324 during the three months ended September 30, 2009.

Highbury’s direct operating expenses, including compensation and related expenses, for the three months ended September 30, 2008 and 2009 were as follows:

	Three Months Ended,
	September 30,
	2008	2009
Professional fees	$125,287	$1,531,617
Compensation and related expenses	-	152,175
Insurance	44,355	34,794
Administrative fees	30,000	30,000
Travel and entertainment	20,475	41,813
Other expenses	35,089	31,803
	$255,206	$1,822,202

As discussed above, we incurred $685,583 of expenses related to the Special Committee and the contested proxy solicitation in connection with our 2009 annual meeting in the quarter ended September 30, 2009.  These expenses include approximately $662,910 of professional fees (including but not limited to legal, accounting and financial advisory fees), $15,142 of travel expenses and $7,531 of other expenses.  Such expenses may continue to be incurred beyond the quarter ended September 30, 2009 in amounts which cannot presently be estimated, but which may continue to be substantial.  In addition, we incurred $822,499 of one-time, non-recurring transaction expenses related to the accretive acquisition of the balance of the equity interests in Aston from the Management Stockholders in the quarter ended September 30, 2009.  These expenses include approximately $803,551 of professional fees (including but not limited to legal, accounting and financial advisory fees), $14,898 of travel expenses and $4,050 of other expenses.  There were no similar costs incurred in the three months ended September 30, 2008.

Other income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills, Aston mutual funds and other marketable securities. For the three months ended September 30, 2009, Highbury earned interest income on its cash and cash equivalent balances of $5,007. The Company also had investment income of $303,059 related to realized and unrealized gains in other marketable securities. For the three months ended September 30, 2008, Highbury earned $19,643 on its cash and cash equivalent balances and had unrealized losses of $346,085 related to investments in Aston mutual funds.

For the three months ended September 30, 2009, the Company recorded income before provisions for income taxes of $1,799,707 compared to $1,944,848 for the same period in 2008.

The following table outlines the Company’s income tax expenses for the three months ended September 30, 2008 and 2009:

	Three Months Ended September 30,
	2008	2009
Current	$312,199	$35,468
Deferred - intangible related	233,263	210,214
Deferred – other	(132,722)	(38,262)
Totals	$412,740	$207,420

For further discussion of the Company’s income taxes, please refer to Note 5 of the condensed consolidated financial statements included elsewhere in this document.

Highbury earned net income attributable to Highbury Financial Inc. of $851,580 in the three months ended September 30, 2009, compared to $641,004 during the three months ended September 30, 2008.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

For the nine months ended September 30, 2009, the Company earned net income attributable to Highbury Financial Inc. of $1,967,392 on total revenue of $27,456,743, as compared to net income attributable to Highbury Financial Inc. of $2,166,164 on total revenue of $28,555,443 for the nine months ended September 30, 2008.

As of September 30, 2009, the Company had approximately $6.2 billion of total assets under management, compared to approximately $3.5 billion as of December 31, 2008 and approximately $4.5 billion as of September 30, 2008. As of September 30, 2009, mutual fund assets under management were approximately $6.0 billion, compared to approximately $3.4 billion as of December 31, 2008, an increase of approximately 77%, and approximately $4.3 billion as of September 30, 2008, an increase of approximately 39%. This aggregate increase in mutual fund assets under management of $2,626 million since December 31, 2008 resulted from a combination of (i) positive market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $1,182 million and (ii) net client inflows, which represent aggregate contributions from new and existing clients less withdrawals, of approximately $1,444 million, during the nine months ended September 30, 2009. The Company believes that recent improvements in the relative investment performance of many of the Aston Funds have led to our net client inflows. During the nine months ended September 30, 2008, mutual fund assets under management decreased $651 million from a combination of (i) negative market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $790 million and (ii) net client inflows of approximately $139 million.  During the nine months ended September 30, 2009, separate account assets under management increased from $115 million to $160 million.

The Company generated total revenue during the nine months ended September 30, 2009 of $27,456,743, as compared to $28,555,443 during the nine months ended September 30, 2008. This 4% decrease in revenue was largely attributable to the overall decline in weighted average assets under management from 2008 to 2009. Specifically, assets under management declined and reached its lowest level in the first quarter of 2009 before increasing substantially to the level at September 30, 2009.  Net advisory fees decreased from $25,008,352 in the first nine months of 2008 to $24,726,072 for the same period in 2009, primarily as a result of lower weighted average assets under management. For the same reason, gross administration fees decreased from $3,126,564 in the first nine months of 2008 to $2,318,171 in the first nine months of 2009. Net administration fees declined from $1,533,951 in the first nine months of 2008 to $1,122,941 in the first nine months of 2009. Aston also earned money market service fees from Fortis of $412,500 in the nine months ended September 30, 2009, down from $420,527 in the nine months ended September 30, 2008.

Distribution and sub-advisory costs declined from $13,182,141 for the nine months ended September 30, 2008 to $12,975,323 in the corresponding period in 2009. This 2% decline is attributable to the decline in weighted average assets under management from 2008 to 2009, as these expenses are directly related to the value of assets under management.

Compensation and related expenses were $5,000,412 for the nine months ended September 30, 2009 compared to $4,846,431 for the nine months ended September 30, 2008.  The Aston management team participates directly in the profitability of the business through their retention of any excess operating allocation which is paid as compensation.  During the three months ended March 31, 2009, Aston’s operating expenses exceeded the operating allocation by $604,432.  These excess expenses were funded by a reduction in the Management Stockholders’ share of the owners’ allocation.  During the period from April 1, 2009 to August 10, 2009, Aston’s operating expenses were $546,818 less than the operating allocation.  This excess operating allocation was allocated to the Management Stockholders’ share of the owners’ allocation to partially offset the shortfall from the first quarter of 2009.  Because Aston’s expenses exceeded the operating allocation for the period from January 1, 2009 through August 10, 2009, there was no excess operating allocation available to pay as compensation to the Aston management team for that period.  For the period from August 10, 2009 through September 30, 2009, there was $401,425 of excess operating allocation available as compensation to the Aston management team.  In addition, compensation and related expenses for the nine months ended September 30, 2009 included $456,525 paid to Highbury’s executive officers.  There were no corresponding payments made to Highbury’s executive officers in the nine months ended September 30, 2008.

The Company incurred $138,181 of depreciation expense relating to Aston’s fixed assets in the first nine months of 2009, compared to $141,054 in the first nine months of 2008.

Other operating expenses increased from $3,845,466 for the nine months ended September 30, 2008 to $5,110,205 for the nine months ended September 30, 2009. These expenses include the operating expenses of Aston and Highbury for the periods and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for the nine months ended September 30, 2008 were $2,885,342, as compared to $2,521,837 during the nine months ended September 30, 2009.

Highbury’s direct operating expenses, including compensation and related expenses, for the nine months ended September 30, 2008 and 2009 were as follows:

	Nine Months Ended,
	September 30,
	2008	2009
Professional fees	$559,575	$2,161,841
Compensation and related expenses	-	456,525
Insurance	155,970	113,367
Administrative fees	90,000	90,000
Travel and entertainment	64,719	133,934
Other expenses	89,860	89,226
	$960,124	$3,044,893

As discussed above, we incurred $685,583 of expenses related to the Special Committee and the contested proxy solicitation in connection with our 2009 annual meeting during the nine months ended September 30, 2009.  These expenses include approximately $662,910 of professional fees (including but not limited to legal, accounting and financial advisory fees), $15,142 of travel expenses and $7,531 of other expenses.  Such expenses may continue to be incurred beyond the quarter ended September 30, 2009 in amounts which cannot presently be estimated, but which may continue to be substantial.  In addition, we incurred $822,499 one-time, non-recurring transaction of expenses related to the accretive acquisition of the balance of the equity interests in Aston from the Management Stockholders during the nine months ended September 30, 2009.  These expenses include approximately $803,551 of professional fees (including but not limited to legal, accounting and financial advisory fees), $14,898 of travel expenses and $4,050 of other expenses.  There were no similar costs incurred in the nine months ended September 30, 2008.

Other income consists primarily of earnings on cash and cash equivalent balances and short-term investments in U.S. Treasury bills, Aston mutual funds and other marketable securities. For the nine months ended September 30, 2009, Highbury earned interest income on its cash and cash equivalent balances of $24,255. The Company also had investment income of $443,382 including realized losses of $46,077 related to investments in Aston mutual funds and realized and unrealized gains of $489,459 related to investments in other marketable securities. For the nine months ended September 30, 2008, Highbury earned $90,934 on its cash and cash equivalent balances and had unrealized losses of $497,946 related to investments in Aston mutual funds.

For the nine months ended September 30, 2009, the Company recorded income before provisions for income taxes of $4,700,259. For the nine months ended September 30, 2008, the Company recorded income before provisions for income taxes of $6,133,339.

The following table outlines the Company’s income tax expenses for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
	2008	2009
Current	$784,593	$77,836
Deferred - intangible related	699,788	630,643
Deferred – other	(166,248)	125,163
Total	$1,318,133	$833,642

For further discussion of the Company’s income taxes, please refer to Note 5 of the condensed consolidated financial statements included elsewhere in this document.

Highbury earned net income of $1,967,392 in the nine months ended September 30, 2009, compared to $2,166,164 during the nine months ended September 30, 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Net Income attributable to Highbury Financial Inc.	$641,004	$851,580	$2,166,164	$1,967,392
Intangible amortization	—	—	—	—
Intangible-related deferred taxes	233,263	210,215	699,788	630,643
Affiliate depreciation	45,998	46,339	141,054	138,181
Other non-cash expenses	—	—	—	—
Cash Net Income attributable to Highbury Financial Inc.	$920,265	$1,108,134	$3,007,006	$2,736,216
Preferred dividends	—	(127,174)	—	(127,174)
Cash Net Income attributable to common stockholders	$920,265	$980,960	$3,007,006	$2,609,042

Liquidity and Capital Resources

Highbury funds its business activities with a combination of operating income and the interest income earned on its cash and cash equivalent balances. Aston funds its business activities with cash flows from operations. Highbury may occasionally provide capital to Aston to help finance the development of new products or execute accretive acquisitions. Because Aston, like most investment management businesses, does not require a high level of capital expenditures, such as for purchases of inventory, property, plant or equipment, liquidity is less of a concern than for a company that sells physical assets.

As of September 30, 2009, Highbury had no borrowings outstanding. In the future, however, we will closely review our ratio of debt to Adjusted EBITDA (our “leverage ratio”) as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our credit facility provides for a maximum total leverage ratio (including debt from all sources) of 5.0 times Adjusted EBITDA, although borrowings under the credit agreement are limited to 2.0 times Adjusted EBITDA. Adjusted EBITDA means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) interest expense, plus (d) depreciation, plus (e) other non-cash expenses, plus (f) income tax expense. This definition of Adjusted EBITDA is consistent with the definition of EBITDA used in our credit facility. Adjusted EBITDA, as calculated by us, may not be consistent with computations of Adjusted EBITDA by other companies. For further information about our credit facility, please refer to the section entitled “Credit Facility.”

Current market conditions may make it more difficult for us to complete an acquisition related to Aston through the use of debt financing because of the reduced availability of debt at acceptable terms. A decrease in our assets under management caused by negative market conditions could have an adverse effect on the distributions we receive from Aston and limit our ability to repay our borrowings, including any debt issued to finance an acquisition related to Aston. In addition, our ability to make accretive acquisitions related to Aston through the issuance of additional equity is dependent upon the relationship between the market value of our outstanding common stock and the pricing of any transaction. If the price of our common stock remains at or near its current level, it may be more difficult for us to issue additional equity to finance an acquisition related to Aston. The inability to complete accretive acquisitions related to Aston may negatively impact our growth, results of operations or financial condition.

As of September 30, 2009, the Company had $23,871,418 of cash and equivalents, $3,957,200 of investments and $3,932,153 of accounts receivable. A significant portion of the increase in the Company’s cash and equivalents from June 30, 2009 is attributable to the $14,389,485 of proceeds received by the Company from the exercise of 2,877,897 of the Company’s warrants in September 2009.  The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in September 2009. Aston receives its revenues generally within the first week of the month following the month in which they are earned. At September 30, 2009, the Company had accounts payable and accrued expenses of $3,966,391 primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers. These payments are generally paid shortly after the receipt of the revenue discussed above. In addition, this figure includes $329,969 of distributions payable to the Management Stockholders, which were subsequently paid in October 2009. The Company also had dividends payable of $25,551,877 which were subsequently paid on October 7, 2009.  Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. Going forward, we expect Aston will distribute all of its excess cash and cash equivalents on a quarterly basis to its owners, so we do not expect large cash and cash equivalents balances to accrue within Aston. Highbury expects to use its cash and cash equivalents to fund acquisitions related to Aston, pay dividends, service debt, if any, or repurchase its securities, if appropriate.

On July 15, 2009, Highbury paid a dividend of $454,252 ($0.05 per share) to stockholders of record on July 1, 2009.

In addition, on October 7, 2009 Highbury paid (i) a special dividend of $29,308,866 ($1.50 per share) and (ii) a dividend of $976,962 ($0.05 per share), in each case to stockholders of record on October 6, 2009.  As of September 30, 2009, the Company had 11,985,082 shares of Common Stock and 1,000 shares of Series B Preferred Stock outstanding.  The Series B Preferred Stock is convertible into 4,500,000 shares of Common Stock and eligible to participate in any dividends paid to holders of Common Stock on an as-converted basis.  As such, the Company accrued dividends payable as of September 30, 2009 of $25,551,877.  Between October 1, 2009 and October 6, 2009, holders of Highbury’s warrants exercised an additional 3,054,162 warrants resulting in the issuance of 3,054,162 additional shares of Common Stock outstanding as of the record date for the dividend.  Therefore the dividend payment on October 7, 2009 was based on the 15,039,244 shares of Common Stock and 4,500,000 shares of Common Stock underlying the Series B Preferred Stock outstanding as of October 6, 2009.

Management believes our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under our current credit facility and our ability to issue debt or equity securities will be sufficient to meet our present and reasonably foreseeable operating cash needs and future commitments over the next 12 months.

Cash Flow from Operating Activities. Cash flow from operations generally represents net income plus non-cash charges for amortization, deferred taxes, depreciation and other items as well as the changes in our consolidated working capital. For the three months ended September 30, 2009, the Company received $1,968,028 of net cash flow from its operating activities. In addition to net income of $851,580, the Company’s cash flow increased by $171,952 due to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes, by $740,707 due to the net income attributable to the noncontrolling interest holders of Aston and by $887,468 due to an increase in accounts payable and accrued expenses.  Cash flow decreased by $480,884 due to an increase in accounts receivable.  For the nine months ended September 30, 2009, the Company received $4,190,805 of net cash flow from its operating activities. In addition to net income of $1,967,392, the Company’s cash flow increased by $755,806 due to deferred taxes related primarily to the amortization of goodwill and intangible assets for income tax purposes, by $1,899,225 due to the net income attributable to the noncontrolling interest holders of Aston and by $889,707 due to an increase in accounts payable and accrued expenses. Cash flow decreased by $1,483,581 due to an increase in accounts receivable.

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

Cash Flow from Investing Activities. Changes in net cash flow from investing activities will result primarily from capital expenditures, investments in new affiliates or, from time to time, investments in new mutual funds created by Aston or other marketable securities. In the first three months of 2009, Highbury sold its remaining investments in Aston mutual funds for total proceeds of $679,675.  In the third quarter of 2009, Highbury sold certain marketable securities generating $3,881,819 and purchased other marketable securities for $3,888,759.  In the three and nine months ended September 30, 2009, Highbury made $13,732 and $14,576 of capital expenditures, respectively.  Investing activities used $20,672 of cash flow in the three months ended September 30, 2009 and provided $658,159 of cash flow in the nine months ended September 30, 2009.

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

Cash Flow from Financing Activities. Changes in net cash flow from financing activities will result primarily from the issuance of equity or debt or the repayment of any obligations which may arise thereunder, the repurchase of the Company’s outstanding securities, the payment of distributions to Aston’s noncontrolling interest holders or the payment of dividends. During the three months ended September 30, 2009, the Company distributed $2,312,885 to Aston’s noncontrolling interest holders and paid a dividend of $454,252.  The Company also repurchased 2,804,200 warrants for $1,402,100.  During the nine months ended September 30, 2009, the Company distributed $3,070,143 to Aston’s noncontrolling interest holders and paid dividends of $909,407.  The Company also repurchased 33,705 shares of Common Stock for $83,725 and 3,221,700 warrants for $1,548,225 during the period.  In September 2009, holders of the Company’s warrants exercised 2,877,897 warrants generating proceeds to the Company of $14,389,485.  Cash flow provided by in financing activities was $10,220,250 in the three months ended September 30, 2009 and $8,777,985 in the nine months ended September 30, 2009.

Additionally, between October 1, 2009 and November 16, 2009, holders of Highbury’s warrants exercised 3,054,162 warrants generating proceeds to the Company of $15,270,810.

The Company distributed $914,637 and $2,723,439 to Aston’s minority interest holders during the three and nine months ended September 30, 2008, respectively.  Additionally, during the first quarter of 2008, the Company repurchased 1,836,292 warrants for $1,823,083 and 400,372 shares of Common Stock for $1,735,611.  Cash flow from financing activities used $914,637 in the three months ended September 30, 2008 and used $6,282,133 in the nine months ended September 30, 2008.

Credit Facility

On October 1, 2009, we entered into a Third Amendment to our credit agreement with City National Bank. The credit agreement, as amended, expires on September 30, 2010 and provides for a revolving line of credit of up to $12.0 million. The credit agreement provides for a maximum total leverage ratio (including debt from all sources) of 5.0 times Adjusted EBITDA, although borrowings under the credit agreement are limited to 2.0 times Adjusted EBITDA, and incorporates a minimum fixed charge coverage ratio of 1.25x and a minimum net worth of $20 million. The credit facility may be used for working capital, general corporate purposes and repurchases of our outstanding securities, if appropriate.

Borrowings under our credit facility will bear interest, at our option, at (i) for a LIBOR loan, the greater of (w) 3.50% and (x) the LIBOR interest rate plus 2.75% per year or (ii) for a prime rate loan, the greater of (y) 3.50% and (z) the fluctuating prime rate plus 0.50% per year.  In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We are required to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments are required to be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on September 30, 2010. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%). As of September 30, 2009, we had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. As of September 30, 2009, we were in compliance with all of the covenant requirements under this credit facility.

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

The following table provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Net Income attributable to Highbury Financial Inc.	$641,004	$851,580	$2,166,164	$1,967,392
Provision for income taxes	412,740	207,420	1,318,133	833,642
Interest expense	—	—	—	—
Intangible amortization	—	—	—	—
Depreciation and other amortization	45,998	46,339	141,054	138,181
Other non-cash expenses	—	—	—	—
Adjusted EBITDA	$1,099,742	$1,105,339	$3,625,351	$2,939,215

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of ASC 815-10-15-74 and are accordingly not accounted for as derivatives for purposes of ASC 815, but instead are accounted for as equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to our Quantitative and Qualitative Disclosures About Market Risk in the nine months ended September 30, 2009.  Please refer to Item 7A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on March 4, 2009.

ITEM 4. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the quarter ended September 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Actions Pursued by Stockholders may be Costly and Disruptive to our Business Operations

Three of our stockholders have sent letters to our Board of Directors requesting, among other things, changes to our management and the composition of our Board of Directors. In response to the initiatives of these stockholders our Board of Directors has established a Special Committee of our independent directors. The Special Committee has engaged separate financial and legal advisers to advise the Special Committee. We have agreed to pay additional fees to our independent directors for their service on this committee. In addition, we have incurred additional legal cost in considering appropriate responses to the initiatives of these stockholders. These additional expenses may have an adverse effect on our future results of operations. Further, one of our stockholders has filed a preliminary proxy statement in connection with our 2009 annual meeting which includes two non-binding stockholder proposals and nominates a candidate for election to our Board of Directors.  If this stockholder continues to pursue a proxy contest it could result in substantial expense to us and consume significant attention of our management and Board of Directors. Moreover, if the proxy contest is intended to effect changes in our management and strategic direction, it could disrupt our operations and our ability to achieve our strategic goals by creating uncertainty for our employees, the employees of Aston, the board of trustees of the Aston Funds and the persons invested in the Aston Funds.

The agreed-upon expense allocation under the management agreement with Aston and the Management Stockholders may not be large enough to pay for all of Aston’s operating expenses.

In connection with the Aston Exchange Agreement, Highbury entered into a management agreement with each of the Management Stockholders and Aston which delegates certain powers to a management committee composed initially of Management Stockholders to operate the business of Aston. Pursuant to the management agreement, 72% of the revenues of Aston are to be allocated by a management committee for use by management of Aston to pay the operating expenses of Aston, including salaries and bonuses. The remaining 28% of revenues of Aston is paid to Highbury as the owner of the business.  The management agreement may not properly anticipate or reflect possible changes in Aston’s revenue and expense base, and the agreed-upon expense allocation may not be large enough to pay for all of Aston’s operating expenses. We may elect to defer the receipt of our share of Aston’s revenue to permit Aston to fund such operating expenses, or we may restructure our relationship with Aston with the aim of maximizing the long-term benefits to us. We cannot be certain, however, that any such deferral or restructured relationship would be of any greater benefit to us. Such a deferral or restructured relationship might have an adverse effect on our near-term or long-term profitability and financial condition.

The failure to receive regular distributions from Aston will adversely affect us. In addition, our holding company structure results in substantial structural subordination that may affect our ability to make payments on our obligations.

Because we are a holding company, we receive substantially all of our cash from distributions made to us by Aston. Aston’s payment of distributions to us may be subject to claims by Aston’s creditors and to limitations applicable to Aston under federal and state laws, including securities and bankruptcy laws. Additionally, Aston may default on some or all of the distributions that are payable to us. As a result, we cannot guarantee we will always receive these distributions from Aston. The failure to receive the distributions to which we are entitled under the management agreement with Aston and the Management Stockholders would adversely affect us, and may affect our ability to make payments on our obligations.

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

Although the management agreement with the Management Stockholders and Aston gives us the authority to control or give our consent with respect to Aston’s business activities, we generally are not directly involved in managing its day-to-day activities, including satisfaction of the contractual terms of the advisory, sub-advisory and other contracts, product development, client relationships, compensation programs and compliance activities. As a consequence, our financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of Aston.

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

Our outstanding warrants may be exercised, and our outstanding Series B Preferred Stock may be converted into common stock, in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of the common stock.

Outstanding redeemable warrants, each to purchase one share of our common stock, to purchase in the aggregate 15,820,000 shares of common stock became exercisable on January 25, 2007. As of November 16, 2009, 5,932,059 of the warrants have been exercised and 3,832,056 warrants remain outstanding.  The remaining outstanding warrants are exercisable on or before January 25, 2010.

As of November 16, 2009, 1,000 shares of our Series B Preferred Stock were outstanding.  Each outstanding share of Series B Preferred Stock is convertible into 4,500 shares of common stock, or 4,500,000 shares of common stock in the aggregate for the 1,000 shares of outstanding Series B Preferred Stock, subject to customary anti-dilution adjustments.  Each share of Series B Preferred Stock is initially convertible into 4,500 shares of the common stock upon certain events described below, which reflects an initial conversion price of $5.00, subject to customary anti-dilution adjustments.

The holders of Series B Preferred Stock may elect to convert the Series B Preferred Stock into common stock (i) in the event that the last sale price for our common stock exceeds $8.50 per share for any 20 trading days in a 30-trading day period and we elect to redeem the Series B Preferred Stock, (ii) upon our liquidation, including a sale of substantially all of our assets, (iii) a change of control of us, (iv) upon the termination or other relinquishment of asset management contracts, in a single transaction or series of related transactions, which contracts represented more than 50% of Aston’s aggregate revenues for the 12 month period preceding such transaction or series of related transactions and (v) upon the termination of employment of such holder of Series B Preferred Stock as a result of death, permanent incapacity, termination without cause or retirement.

In addition, during each Applicable Period (as defined below), each holder of Series B Preferred Stock (collectively with its permitted transferees) has the right, in its, his or her sole discretion, to convert up to 10% of the aggregate number of shares of Series B Preferred Stock initially granted to such person under the Aston Exchange Agreement into common stock.  However, the aggregate amount of Series B Preferred Stock converted by any holder (collectively with its permitted transferees) pursuant to the Optional Limited Conversion (as defined below) may not exceed 50% of the aggregate number of shares of Series B Preferred Stock initially issued to such person in the exchange transaction.  In addition, the aggregate number of shares of Series B Preferred Stock converted by all holders of Series B Preferred Stock during any Applicable Period may not exceed 5% of the aggregate number of shares of Series B Preferred initially issued pursuant to the Aston Exchange Agreement.  If dividends are not paid for four consecutive quarters, the Series B Preferred Stock shall be immediately convertible into common stock at the option of the holder at the conversion ratio.  We have the option to cause each holder of Series B Preferred Stock to convert its, his or her shares into common stock immediately prior to merger by us with or into another entity or a sale of all or substantially all of our assets and cause such holders to participate in the sale event on the same terms and conditions as holders of common stock.

To the extent warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market.  To the extent shares of Series B Preferred Stock are converted, additional shares of our common stock will be issued, which may result in dilution to our stockholders, and may increase the number of shares eligible for resale in the public market if such shares of common stock are registered or sold pursuant to an exemption from registration under the Securities Act. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

If stockholders to whom we have granted registration rights exercise their registration rights or sell their securities, it may have an adverse effect on the market price of our common stock.

Our stockholders who acquired their shares prior to our initial public offering, or our initial stockholders, are entitled to make up to two demands that we register the resale of their 1,725,000 shares of common stock owned prior to our initial public offering. The holders of the majority of these shares may elect to exercise these registration rights.  Holders may also sell all or a portion of such shares pursuant to Rule 144 under the Securities Act. In addition, our initial stockholders hold 500,001 shares (which includes 333,334 shares issued upon the exercise of warrants) purchased in a private placement contemporaneously with our initial public offering that are now eligible for registration. The holders of the majority of these shares may make up to two demands that we register the resale of their 500,001 shares.  The 500,001 shares (which includes 333,334 shares issued upon the exercise of warrants) purchased in the private placement contemporaneously with the initial public offering are also be eligible for resale pursuant to Rule 144 under the Securities Act. In addition, our initial stockholders have certain “piggy-back” registration rights with respect to the 1,725,000 shares of common stock owned by them prior to our initial public offering and the 500,001 (which includes 333,334 shares issued upon the exercise of warrants) shares purchased by them in a private placement contemporaneously with our initial public offering.  If all these shares are registered, there will be an additional 2,225,001 shares of common stock eligible for trading in the public market.

The holders of our Series B Preferred Stock have registration rights with respect to the shares of common stock issuable upon conversion of the Series B Preferred Stock.  The holders of a majority of the shares issuable upon conversion of the Series B Preferred Stock are entitled to make up to three demands that we register the resale of the shares of common stock issuable upon the conversion of shares of Series B Preferred Stock, but such a demand may be made only after the shares of Series B Preferred Stock have been converted into common stock.  Each outstanding share of Series B Preferred Stock is convertible into 4,500 shares of our common stock, or 4,500,000 shares of common stock in the aggregate for the 1,000 shares of outstanding Series B Preferred Stock, subject to customary anti-dilution adjustments.  In addition, the holders of our Series B Preferred Stock have certain “piggy-back” registration rights with respect to the shares of common stock issuable upon conversion of our Series B Preferred Stock.

The presence of additional shares of common stock eligible for trading in the public market as a result of the registration rights described above may have an adverse effect on the market price of our common stock.

Future sales of our common stock may depress the price of our common stock.

As of November 16, 2009, there were 15,039,244 shares of our common stock and 3,832,056 warrants, each to purchase one share of our common stock, outstanding.  If all 3,832,056 warrants are exercised, 3,832,056 additional shares of our common stock may be issued.   In addition, as of November 16, 2009, there were 1,000 shares of our Series B Preferred Stock outstanding.  Each share of Series B Preferred Stock is convertible into 4,500 shares of our common stock, upon the occurrence of certain events as describe above.  Sales of a substantial number of these shares in the public market could decrease the market price of our common stock. In addition, the perception that such sales might occur may cause the market price of our common stock to decline. In addition, future issuances or sales of our common stock, other than as a result of the exercise of warrants or the conversion of shares of Series B Preferred Stock, could have an adverse effect on the market price of our common stock.

Anti-takeover defense provisions in our Restated Certificate of Incorporation and Amended and Restated By-laws, and our Rights Agreement, may deter potential acquirers and depress the price of our common stock.

Because we are a Delaware corporation, the anti-takeover provisions of Delaware law could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits us from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. In addition, our Restated Certificate of Incorporation and Amended and Restated bylaws contain certain provisions that may make a third-party acquisition of us difficult, including (i) our Board of Directors is classified, (ii) our Board of Directors may issue preferred stock with such voting power, designations, preferences or other rights and such qualifications, limitations and restrictions as it may choose and as may be permitted by the DGCL, (iii) advance notice provisions for the nomination of directors and the proposal of other matters to be considered at the annual meeting of stockholders, (iv) our stockholders may not call a special meeting of stockholders, and (v) vacancies in our Board of Directors may be filled only by our Board of Directors.

On August 10, 2009, our Board of Directors declared a dividend of one preferred share purchase right, each a Right, for each outstanding share of our common stock.  In connection with the issuance of the Rights, we entered into a Rights Agreement which describes and sets forth the terms of the Rights.

Section 203 of the DGCL, the provisions of our Restated Certificate of Incorporation and Amended and Restated By-laws and the outstanding Rights may deter potential acquirers or investors, discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over the then current market price, and limit the ability of our stockholders to approve transactions that they think may be in their best interests.

Our executive officers and directors and their respective affiliates own a large percentage of our common stock and could limit stockholders’ influence on corporate decisions.

As of November 16, 2009, our executive officers and directors and their respective affiliates own, in the aggregate, shares of common stock representing approximately 22.5% of the voting power of our outstanding common stock.  In addition, the holders of our Series B Preferred Stock, which are all affiliates of and controlled by employees of Aston, including Stuart D. Bilton and Kenneth C. Anderson who are two of our directors, are entitled to (i) elect 25% of our Board of Directors voting separately as a class and (ii) vote on certain matters including a merger or consolidation of us with or into another entity as a result of which all of our common stock is converted into or exchanged for the right to receive cash, securities or other property or is cancelled, a sale of all or substantially all of our assets, our dissolution or an amendment to our Restated Certificate of Incorporation.  As of November 16, 2009, with respect a matter that the holders of the Series B Preferred Stock have the right to vote on, our executive officers and directors and their respective affiliates own, in the aggregate, shares of common stock representing approximately 36.8% of the voting power of our outstanding common stock.

Should some of these stockholders act together, they would be able to exert influence on all matters requiring approval by our stockholders, including mergers, sales of assets, and other significant corporate transactions. The interests of these stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders.

There have been no other material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Aston Exchange Agreement

On August 10, 2009, Highbury entered into the Aston Exchange Agreement with the B Investors and the Management Stockholders.  Pursuant to the Aston Exchange Agreement, the B Investors sold all of their Series B LLC Units to Highbury in exchange for shares of Series B Preferred Stock of Highbury.  As a result of the transaction, Aston became a wholly owned subsidiary of Highbury.

Pursuant to the terms of the Aston Exchange Agreement, each holder of Series B LLC Units received in exchange for each Series B LLC Unit, 2.8571 shares of Series B Preferred Stock which resulted in an aggregate issuance of 1,000 shares of Series B Preferred Stock with a face value of $22.5 million.  The issuance of the Series B Preferred Stock pursuant to the Aston Exchange Agreement was made pursuant to a transaction exempt from registration under Rule 506 of the Securities Act.

Each share of Series B Preferred Stock is initially convertible into 4,500 shares of the common stock upon certain events described below, which reflects an initial conversion price of $5.00, subject to customary anti-dilution adjustments.  The holders of Series B Preferred Stock may elect to convert the Series B Preferred Stock into common stock (i) in the event that the last sale price for our common stock exceeds $8.50 per share for any 20 trading days in a 30-trading day period and we elect to redeem the Series B Preferred Stock, (ii) upon our liquidation, including a sale of substantially all of our assets, (iii) a change of control of us, (iv) upon the termination or other relinquishment of asset management contracts, in a single transaction or series of related transactions, which contracts represented more than 50% of Aston’s aggregate revenues for the 12 month period preceding such transaction or series of related transactions and (v) upon the termination of employment of such holder of Series B Preferred Stock as a result of death, permanent incapacity, termination without cause or retirement.  In addition, during the 12-month period commencing April 20, 2011, and during each 12-month period commencing on each April 20 thereafter (each an “Applicable Period”), each holder of Series B Preferred Stock (collectively with its permitted transferees) has the right, in its, his or her sole discretion, to convert up to 10% of the aggregate number of shares of Series B Preferred Stock initially granted to such person under the Aston Exchange Agreement into common stock (the “Optional Limited Conversion”).  However, the aggregate amount of Series B Preferred Stock converted by any holder (collectively with its permitted transferees) pursuant to the Optional Limited Conversion may not exceed 50% of the aggregate number of shares of Series B Preferred Stock initially issued to such person in the exchange transaction.  In addition, the aggregate number of shares of Series B Preferred Stock converted by all holders of Series B Preferred Stock during any Applicable Period may not exceed 5% of the aggregate number of shares of Series B Preferred Stock initially issued pursuant to the Aston Exchange Agreement.  If dividends are not paid for four consecutive quarters, the Series B Preferred Stock shall be immediately convertible into common stock at the option of the holder at the conversion ratio.

We have the option to cause each holder of Series B Preferred Stock to convert his shares into common stock immediately prior to merger by us with or into another entity or a sale of all or substantially all of our assets and cause such holders to participate in the sale event on the same terms and conditions as holders of common stock.

The rights of the holders of Series B Preferred Stock, including dividend and voting rights in addition to those set forth above, are set forth in the Certificate of Designation of the Series B Preferred Stock which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 11, 2009.

Second Exchange Agreement

On September 14, 2009, Highbury entered into an Exchange Agreement (the “Second Exchange Agreement”) with the B Investors.  Pursuant to the Second Exchange Agreement, the B Investors agreed to exchange up to 36% of their shares of Series B Preferred Stock to Highbury for up to 1,620,000 shares of common stock.  The agreed upon sale of common stock of Highbury pursuant to the Second Exchange Agreement was made pursuant to a transaction exempt from registration under Rule 506 of the Securities Act.

Pursuant to the Second Exchange Agreement, each time a person becomes a beneficial owner of 25% or more of the outstanding voting securities of Highbury, or a 25% Stockholder, Highbury simultaneously will issue to each B Investor its pro rata share of the “Exchange Shares.”  “Exchange Shares” means the number of shares of common stock that Highbury must issue such that after such issuance the number of voting securities held by the 25% Stockholder that triggered the Exchange will be equal to one share less than 25% of the outstanding voting securities.  In exchange for the Exchange Shares, each B Investor will assign to Highbury such number of shares or fractional shares of Series B Preferred Stock (which shall not exceed 360 shares of Series B Preferred Stock in the aggregate) equal to the quotient of (x) the number of Exchange Shares issued to such B Investor and (y) the “Conversion Number.”  The “Conversion Number” is 4,500, subject to standard anti-dilution provisions.  The number of shares of common stock to be received in exchange for each share of Series B Preferred Stock is the same as the number of shares of common stock into which the Series B Preferred Stock is presently convertible.

The maximum number of shares of common stock that Highbury may be required to issue in exchange for Series B Preferred Stock pursuant to the Second Exchange Agreement is 1,620,000.  An exchange may not occur after the earlier to occur of (i) the first anniversary of the date of the Second Exchange Agreement and (ii) a transaction that would constitute a Change of Control (as defined in the Certificate of Designation of the Series B Preferred Stock) of Highbury. If an exchange does not occur on or before the first anniversary of the date of the Second Exchange Agreement, the Second Exchange Agreement will terminate. As of September 30, 2009, no exchange has been consummated under the Second Exchange Agreement.

Other Issuances of Unregistered Securities

On September 28, 2009, Highbury entered into an exchange agreement (the “Exchange Agreement”) with an investor.  Pursuant to the Exchange Agreement, the investor exchanged 443,000 warrants of Highbury for 22,150 shares of common stock of Highbury.  The issuance of common stock of Highbury under the Exchange Agreement was made pursuant to a transaction exempt from registration under Rule 506 of the Securities Act.

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

The following table sets forth information with respect to repurchases of our common stock and warrants to purchase common stock during the three months ended September 30, 2009:

Period	Total Number of Securities Purchased	Average Price Paid per Share or Warrant	Total Number of Shares or Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Securities that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009				$770,150
Shares	—	$—	—
Warrants(1)	2,804,200	0.50	—
August 1, 2009 to August 31, 2009				$770,150
Shares	—	$—	—
Warrants	—	—	—
September 1, 2009 to September 30, 2009				$770,150
Shares	—	$—	—
Warrants(2)	443,000	$—	—

(1)	The 2,804,200 warrants were repurchased in a single, privately negotiated transaction. The Board of Directors approved this repurchase outside of the current Securities Repurchase Program.
(2)
On September 28, 2009, Highbury entered into an exchange agreement (the “Exchange Agreement”) with an investor.  Pursuant to the Exchange Agreement, the investor exchanged 443,000 of Highbury’s warrants for 22,150 shares of Common Stock.  The issuance of Common Stock under the Exchange Agreement was made pursuant to a transaction exempt from registration under Rule 506 of the Securities Act.

Between October 1, 2009 and November 16, 2009, our Board of Directors approved and the Company repurchased an additional 554,893 warrants for $148,014, or approximately $0.27 per warrant, in three privately negotiated transactions.  As of November 16, 2009, there is $662,136 available for additional securities repurchases under the Company’s securities repurchase program through December 31, 2009.

ITEM 6. EXHIBITS

The exhibits are listed on the Exhibit Index and are included elsewhere in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGHBURY FINANCIAL INC.

Dated: November 16, 2009	By: /s/ Richard S. Foote
Richard S. Foote President and Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2009	By: /s/ R. Bradley Forth
R. Bradley Forth Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Section 302 Certification by CEO.
31.2	Section 302 Certification by CFO.
32	Section 906 Certification by CEO and CFO.