Form 10-K
period 2009-12-31
HIGHBURY FINANCIAL INC
filed 2010-03-26
CIK 1335249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Title of Each Class:
Common Stock, $.0001 par value per share

Series A Junior Participating Preferred Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐           Yes           ☒           No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐           Yes           ☒           No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒           Yes           ☐           No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐           Yes           ☐           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐           Yes           ☒           No

As of June 30, 2009, the aggregate market value of the common stock, $0.0001 par value per share, held by non-affiliates of the Registrant was approximately $11,263,770, computed by reference to the closing sales price of such common stock on June 30, 2009, as reported on the OTC Bulletin Board. In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2010, there were 18,526,171 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

i

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “contemplates,” “continues,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. You should read statements that contain these words carefully because they:

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

We believe it is important to communicate to our stockholders our reasonable expectations, beliefs and assumptions which are based on information that is currently available to us. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Annual Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	the successful combination of Highbury and Aston with the business of Affiliated Managers Group Inc., or “AMG”;

•	the ability to retain key personnel and the ability to achieve stockholder and regulatory approvals and to successfully close the proposed merger with AMG;

•	the possibility of disruptions from the proposed merger with AMG making it more difficult to maintain business and operational relationships;

•	the possibility that the proposed merger with AMG does not close, including but not limited to, due to the failure to satisfy the closing conditions;

•
legal or regulatory proceedings, including but not limited to litigation arising out of the proposed merger with AMG, or other matters that affect the timing or ability to complete the proposed merger with AMG as contemplated;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies;

•
changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management;

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and us;

•	changing conditions in global financial markets generally and in the equity markets particularly, and decline or lack of sustained growth in these markets;

•	our business strategy and plans;

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	the unfavorable resolution of legal proceedings and/or harm to our reputation;

•	fluctuations in customer demand;

•	the impact of fund performance on redemptions;

•	changes in investors' preference of investing styles;

•	changes in or loss of sub-advisers;

•	the impact of increased competition;

•	the relative and absolute investment performance of our investment products;

•	investment advisory agreements subject to termination or non-renewal;

•	a substantial reduction in fees received from third parties;

•	the ability to retain major clients;

•	the ability to attract and retain highly talented professionals;

•	significant limitations or failure of software applications;

•	expenses subject to significant fluctuations;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the extent and timing of any share repurchases;

•	the impact of changes to tax legislation and, generally, our tax position; and

•
expenses associated with the Special Committee of Highbury’s board of directors and proxy solicitation process in connection with the special meeting of the stockholders of Highbury to approve the proposed merger.

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

Unless otherwise provided in this Annual Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Highbury Financial Inc. and its subsidiary. References to “Highbury” refer solely to Highbury Financial Inc. and references to “Aston” refer solely to Aston Asset Management LLC, a subsidiary of Highbury and the former U.S. mutual fund business of ABN AMRO. For the period prior to the acquisition, we refer to the former U.S. mutual fund business of ABN AMRO as the “acquired business.”

PART I

ITEM 1.	BUSINESS

General

Highbury is a Delaware corporation formed on July 13, 2005 as an investment management holding company to provide permanent capital solutions to mid-sized investment management firms. Traditionally, Highbury pursued acquisition opportunities and sought to establish accretive partnerships with high quality investment management firms. In July 2009, Highbury’s board of directors suspended its pursuit of acquisition opportunities other than add-on acquisitions for Aston and began evaluating strategic alternatives.  On December 12, 2009, Highbury entered into an Agreement and Plan of Merger or the “Merger Agreement” by and among AMG, a Delaware corporation publicly traded on the New York Stock Exchange, Manor LLC, a newly formed Delaware limited liability company and a wholly-owned subsidiary of AMG, or “Merger Sub”, and Highbury, pursuant to which Highbury will merge with and into Merger Sub.  We refer to this transaction in this Annual Report as the “Merger.”  At the effective time of the Merger, all outstanding shares of Highbury common stock (other than shares owned or held directly by Highbury and dissenting shares) will be converted into the right to receive an aggregate of 1,748,879 shares of AMG common stock, subject to reduction in certain circumstances. Based on 23,026,171 shares of Highbury common stock outstanding as of the record date for the special meeting to approve the Merger, which includes 4,500,000 shares of common stock to be issued in exchange for shares of Series B convertible preferred stock, par value $0.0001 per share, of Highbury, or “Series B preferred stock,” and assuming no reduction in the aggregate merger consideration, each share of Highbury common stock would receive 0.075952 shares of AMG common stock in the Merger.  Following the Merger, the separate corporate existence of Highbury will cease and Merger Sub will continue as the surviving limited liability company under the name “Manor LLC” and be a wholly-owned subsidiary of AMG.  AMG has filed with the SEC a registration statement on Form S-4 to register with the SEC the AMG common stock to be issued to Highbury stockholders in connection with the Merger, which was declared effective by the SEC on February 2, 2010. The proxy statement/prospectus that is a part of that registration statement constitutes a prospectus of AMG, in addition to being a proxy statement of Highbury for the special meeting to approve the Merger, which is scheduled for March 29, 2010.

Aston Business Strategy

Aston, a 100%-owned subsidiary of Highbury, is a platform for internal growth and add-on acquisitions. Aston was formed by Highbury for the purpose of acquiring the U.S. mutual fund business of ABN AMRO. Aston is a registered investment adviser and the investment manager for a family of 25 no-load mutual funds, as of December 31, 2009, and a limited number of separately managed accounts. Aston's mutual fund platform is built upon providing investment advisory, sales, marketing, compliance, finance, operations and administration resources to mutual funds using sub-advisers that produce institutional quality investment products. Pursuant to the asset purchase agreement dated as of April 20, 2006, referred to in this Annual Report on Form 10-K as the “asset purchase agreement,” among Highbury, Aston and ABN AMRO, ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc., Montag & Caldwell, Inc., Tamro Capital Partners LLC, Veredus Asset Management LLC, and River Road Asset Management, LLC, collectively referred to herein as the “Aston Sellers,” on November 30, 2006, Highbury acquired substantially all of the Aston Sellers’ business of providing investment advisory, administration, distribution and related services to the U.S. mutual funds specified in the asset purchase agreement.

Until August 10, 2009 and pursuant to the limited liability company agreement of Aston which Highbury entered into with Aston and members of the Aston management team, or the “Management Members,” approximately 72% of the revenues of Aston, or the “Operating Allocation,” was used to pay operating expenses of Aston, including salaries and bonuses of all employees of Aston (including the Aston Management Members). The remaining 28% of the revenues of Aston, or the “Owners’ Allocation,” was allocated among Highbury and the Management Members.  Prior to August 10, 2009, Highbury owned 65% of the membership interests of Aston and the Management Members owned 35% of the membership interests of Aston.

On August 10, 2009, Highbury entered into an exchange agreement, referred to in this Annual Report on Form 10-K as the “First Exchange Agreement,” with the holders of Aston’s Series B limited liability company interests, or the “Series B Investors,” and the Management Members who owned interests in certain of the Series B Investors. Pursuant to the terms of the First Exchange Agreement, the Series B Investors exchanged their units for shares of Series B preferred stock. The result was that as of August 10, 2009 Aston became 100% owned by Highbury. On August 10, 2009, Highbury and the Series B Investors also entered into an investor rights agreement which granted the Series B Investors certain registration rights and placed certain restrictions on the transfer of Highbury Series B preferred stock.  Please refer to Item 13 “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreements” for a description of the First Exchange Agreement.

In connection with the First Exchange Agreement, Highbury entered into a management agreement, or the “Management Agreement,” with the Management Members and Aston which delegates certain powers to a management committee composed initially of the Management Members to operate the business of Aston. Pursuant to the Management Agreement, the Operating Allocation of Aston remained unchanged and may be allocated by Aston’s management committee to pay the operating expenses of Aston, including salaries and bonuses. In addition, the remaining 28% of Aston’s total revenues net of sub-administrative fees is paid to Highbury as the sole owner of the business. Highbury’s contractual share of revenues has priority over any payment of the Operating Allocation. Any reduction in revenues to be paid to Highbury as a result of operating expenses exceeding the Operating Allocation is required to be paid to Highbury out of future Operating Allocation before any compensation may be paid to management.

On September 14, 2009, Highbury entered into (i) a second exchange agreement, or the “Second Exchange Agreement,” with the Series B Investors pursuant to which the Series B Investors agreed to exchange up to 36% of their shares of Highbury Series B preferred stock to Highbury for up to 1,620,000 shares of common stock of Highbury and (ii) an amended and restated investors rights agreement, or the “Amended and Restated Investor Rights Agreement.”  Please refer to Item 13 “Certain Relationships and Related Transactions, and Director Independence—Exchange Agreements” for a description of the Second Exchange Agreement.

In connection with the signing of the Merger Agreement, Highbury and each of the Series B Investors entered into a new exchange agreement, dated as of December 12, 2009, pursuant to which the Series B Investors will exchange all of their shares of Series B preferred stock for newly issued shares of Highbury common stock immediately prior to the effective time of the Merger.

In connection with the signing of the Merger Agreement, Highbury, Aston and the Series B Investors also entered into a termination agreement, dated as of December 12, 2009, pursuant to which the First Exchange Agreement, the Second Exchange Agreement, the Amended and Restated Investor Rights Agreement and the Management Agreement will each terminate effective immediately prior to the effective time of the Merger.

In addition, in connection with the signing of the Merger Agreement, Highbury, AMG, Merger Sub and certain members of the Aston management team, including Stuart D. Bilton and Kenneth C. Anderson, who are both members of the board of directors of Highbury, entered into an Amended and Restated Limited Partnership Agreement, or the “LP Agreement,” to be effective immediately prior to the effective time of the Merger.  Pursuant to the terms of the LP Agreement, immediately prior to the effective time of the Merger, Aston will be converted into a limited partnership under the Delaware Revised Uniform Limited Partnership Act and the Delaware Limited Liability Company Act and will operate under the LP Agreement with Merger Sub as the general partner and the Aston management employees as limited partners. Under the LP Agreement, 67% of Aston's revenues will be allocated for use by Aston management to pay the operating expenses of Aston, including salaries and bonuses. The remaining 33% of the revenues of Aston will be allocated to the owners of Aston. Of the 33% of the revenues allocated to the owners of Aston, 28% of Aston revenues is first allocated to AMG through Merger Sub and, second, to the extent available, the remaining 5% of Aston revenues is allocated among the management limited partners as a group, including 1.7% of Aston revenue to Mr. Bilton and 1.3% of Aston revenue to Mr. Anderson.

As of December 31, 2009, Aston managed approximately $6.7 billion in total assets, including mutual fund and separate account assets under management. Aston provides investment advisory services to the Aston funds. As of December 31, 2009, the Aston funds were comprised of 25 no-load mutual funds, including 24 equity funds and one fixed income fund, with approximately $6.5 billion in mutual fund assets under management. The Aston funds account for approximately 97% of Aston's assets under management.  The open-architecture platform utilized 16 different entities to manage the funds, as of December 31, 2009.  Aston also advises approximately $192 million of assets under management in separate accounts as of December 31, 2009. In managing historical growth and planning for future growth, Aston is guided by the below business strategies.

Maintain and Improve Investment Performance

Aston has a long-term record of achieving competitive, risk-adjusted returns on the mutual funds managed by its sub-advisers based on ratings from Morningstar RatingsTM. As of December 31, 2009, 12 of the mutual funds carried at least a three-star rating from Morningstar RatingsTM, including seven four-star funds and one five-star fund. These ratings are based on past performance, which may not be predictive of future results. Aston’s key strategy is to maintain and improve its investment performance by actively monitoring its sub-advisers to ensure consistent application of the specifically mandated investment philosophy and process while the sub-advisers actively manage Aston’s portfolios to achieve distinct balances of risk and reward. In terms of improving performance, Aston seeks to partner with additional investment managers with proven track records as well as provide additional support to its current sub-advisers in order to improve the sub-advisers’ ability to generate competitive returns while maintaining acceptable levels of risk for clients.

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

Selectively Expand Aston's Investment Strategies

Since the introduction of its first equity funds in 1993, Aston has expanded its product offerings to include multiple strategies within the equity and fixed income asset classes. Historically, Aston has entered into sub-advisory agreements with qualified sub-advisers to create new products in response to demand in the market. Aston intends to continue to expand selectively its investment strategies where it believes the application of its core competencies and process can produce attractive risk-adjusted returns. Aston believes that by doing so it can enhance its ability to increase assets under management as well as augment and further diversify its sources of revenue.

Selectively Expand Aston's Products and Distribution Relationships

Aston strives to develop investment products and distribution channels that best deliver its strategies to clients of the Aston funds. It seeks continued opportunities to expand its investment products and relationships for the delivery of these products. The combination of capacity and established investment performance track records creates potential to drive future growth. For example, Aston's client relationship management team continuously identifies sources of demand for the funds working closely with a broad network of consultants and financial planners and providing information regarding Aston's investment strategies and performance. Aston also continuously expands existing relationships and initiates new relationships within a variety of channels for mutual funds, including 401(k) platforms, fund supermarkets, broker dealers and financial planners. These third party distribution resources support a variety of defined contribution plans and independent financial advisers with demand for the quality institutional investment styles of Aston.

Aston's sales force includes 17 sales and client service professionals as of December 31, 2009, which provide Aston with national distribution for new and existing products. Aston's status as an independent, open-architecture platform enables it to incubate new products with a variety of investment management firms, regardless of their affiliations. Open-architecture refers to an investment platform that can distribute investment products that are advised or sub-advised by other firms. Aston’s flexibility allows it to establish additional mutual funds and new product lines with a broad range of existing and new sub-advisers.

Aston is currently evaluating additional business lines that may offer opportunities for growth. Between November 30, 2006 and December 31, 2009, Aston created 15 new funds. These funds are included in the table set forth below in the section entitled “Fees and Revenues.” Over the same period, Aston closed or merged nine mutual funds as a result of poor investment performance, portfolio manager turnover or other reasons. Aston intends to manage its family of mutual funds in response to client demands and may open new funds or close existing funds over time, as appropriate. Aston intends to develop a full suite of open-end investment products in order to offer clients a diversified portfolio of investment options.

Mutual Fund Assets Under Management

The following chart displays the amount, since inception, of Aston’s mutual fund assets under management (in billions) as of December 31 for each calendar year. The chart does not include Aston’s separate account assets under management.

Fees and Revenues

Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has agreed with newly organized funds that their expenses will not exceed a specified percentage of their net assets during an initial operating period. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of December 31, 2009, Aston was reimbursing 18 mutual funds whose expenses exceed the applicable expense cap. The Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund accounted for approximately 38%, 17% and 15%, respectively, of the revenues of Aston in the month of December 2009. The following table sets forth the inception date, assets under management, Morningstar category, overall Morningstar RatingTM and the expense reimbursement status for each mutual fund managed as of December 31, 2009. These ratings are based on past performance, which may not be predictive of future results.

Fund	Inception	Assets Under Management (in millions)	Morningstar Category	Morningstar Rating™	Currently in Reimbursement?
Equity Funds:
Aston/Montag & Caldwell Growth	1994	$2,721	Large Growth	*****	No
Aston/Optimum Mid Cap	1994	1,219	Mid-Cap Blend	****	No
Aston/TAMRO Small Cap	2000	846	Small Blend	****	No
Aston/River Road Small Cap Value	2005	510	Small Value	***	No
Aston Value	1993	240	Large Value	****	Yes
Aston/River Road Small-Mid Cap	2007	225	Small Value	–	No
Aston/River Road Dividend All Cap	2005	184	Mid-Cap Value	****	No
Aston/Veredus Select Growth	2001	96	Large Growth	***	Yes
Aston Growth	1993	80	Large Growth	***	Yes
Aston/Veredus Aggressive Growth	1998	55	Small Growth	**	Yes
Aston Dynamic Allocation	2008	50	Conservative Allocation	–	Yes
Aston/Barings International	2007	38	Foreign Large Blend	–	Yes
Aston/M.D. Sass Enhanced Equity	2008	31	Large Blend	–	Yes
Aston/Fortis Real Estate	1997	29	Real Estate	**	Yes
Aston/New Century Absolute Return ETF	2008	18	Moderate Allocation	–	Yes
Aston Balanced	1995	17	Moderate Allocation	***	No
Aston/Montag & Caldwell Balanced	1994	16	Moderate Allocation	****	Yes
Aston/TAMRO Diversified Equity	2000	11	Large Growth	****	Yes
Aston/Lake Partners LASSO Alternatives	2009	6	Long-Short	–	Yes
Aston/Optimum Large Cap Opportunity	2006	5	Large Growth	**	Yes

Fund	Inception	Assets Under Management (in millions)	Morningstar Category	Morningstar Rating™	Currently in Reimbursement?
Aston/Montag & Caldwell Mid Cap Growth	2007	3	Mid-Cap Growth	–	Yes
Aston/Neptune International	2007	2	Foreign Large Growth	–	Yes
Aston/Fasciano Small Cap	2009	1	Small Cap Blend	–	Yes
Aston/Cardinal Mid Cap Value	2007	1	Mid-Cap Blend	–	Yes
Total Equity Funds		6,404
Fixed Income Funds:
Aston/TCH Fixed Income	1993	64	Intermediate-Term Bond	****	Yes
Total Fixed Income Funds		64
Total Funds		$6,468

Distribution

Each of the Aston funds has a distinct investment objective that has been developed to provide a broad, comprehensive selection of investment opportunities. This strategy gives Aston access to many possible customers and distribution channels. Aston distributes the Aston funds to individuals and institutions. While institutions may invest directly through Aston, individuals generally purchase shares through retail financial intermediaries. All Aston funds are sold exclusively on a no-load basis, i.e., without a sales commission. No-load mutual funds offer investors a low-cost and relatively easy method of investing in a variety of stock and bond portfolios. Aston's "N" class of fund shares is sold through financial intermediaries. Those "N" class shares incur an additional annual expense equal to 0.25% of the fund's assets under management which is payable to the financial intermediaries for distribution and recordkeeping. The institutional "I" class of fund shares, however, bears no such fee.

Aston pays all of the advertising and promotion expenses for the Aston funds and receives reimbursement from the Aston funds pursuant to a 12b-1 plan. This reimbursement mitigates, but does not completely offset, the advertising and promotional expenses. These expenses include advertising and direct mail communications to potential fund stockholders as well as a substantial staff and communications capability to respond to investor inquiries. Marketing efforts have traditionally been focused on fee-based intermediaries, including due diligence teams, brokers, advisers, financial planners and consultants. However, the independent registered advisory channel as well as the 401(k) channel are also a specific focus. Aston has a significant focus on marketing efforts directed toward participant-directed defined contribution plans such as 401(k) plans that invest in mutual funds. Advertising and promotion expenditures vary over time based on investor interest, market conditions, new investment offerings and the development and expansion of new marketing initiatives.

Technology and Intellectual Property

The day-to-day mutual fund technology requirements of Aston are outsourced to PNC Global Investment Servicing Inc., including fund accounting, sub-administration, custody and transfer agency functions. Sub-administration is the provision of services related to the administration of a mutual fund on an out-sourced basis. Aston also utilizes a web based CRM system, which maintains contact information of both clients and prospects and is hosted by interlink ONE, Inc. Aston's website is hosted by Sysys Corporation.

Competition

We face substantial competition in every aspect of our business. Competitive factors affecting Aston’s business include brand recognition, business reputation, investment performance, quality of service and the continuity of client relationships. Fee competition also affects the business, as does compensation, administration, commissions and other expenses paid to intermediaries.

Performance and price are the principal methods of competition for Aston. Prospective clients and mutual fund stockholders will typically base their investment decisions on a fund’s ability to generate returns that exceed a market or benchmark index, i.e. its performance, and on its fees, i.e. its price. Individual mutual fund investors may also base their investment decisions on the ability to access the mutual funds Aston manages through a particular distribution channel. Institutional clients are often advised by consultants who may include other factors in their decisions for these clients.

We compete with a large number of global and U.S. investment advisers, commercial banks, brokerage firms and broker-dealers, insurance companies and other financial institutions. We are considered a small to mid-sized investment advisory firm. Many competing firms are parts of larger financial services companies and attract business through numerous means including retail bank offices, investment banking and underwriting contacts, insurance agencies and broker-dealers. U.S. banks and insurance companies have entered into affiliations with securities firms which has accelerated consolidation within the investment advisory and financial services businesses. It has also increased the variety of competition for traditional investment advisory firms with businesses limited to investing assets on behalf of institutional and individual clients. Foreign banks and investment firms have also entered the U.S. investment advisory business, either directly or through partnerships or acquisitions. A number of factors serve to increase our competitive risks, including:

•	some of our competitors have greater capital and other resources, and offer more comprehensive product and service lines than Aston;

•	consolidation within the investment management industry, and the securities industry in general, has served to increase the size and strength of a number of our competitors;

•
there are relatively few barriers to entry by new investment management firms, and the successful efforts of new entrants, including major banks, insurance companies and other financial institutions, have resulted in increased competition; and

•	other industry participants will from time to time seek to recruit Aston’s employees away from Aston.

These factors and others could place Highbury and/or Aston at a competitive disadvantage. This could reduce Aston’s revenues and earnings and, as a result, materially adversely affect our business. If the Aston funds have poor investment performance relative to their peers, they could lose existing clients and may be unable to attract new clients. Aston cannot be sure its strategies and efforts to maintain its existing assets and attract new business will be successful.

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

Historically, Aston has succeeded in growing aggregate assets under management by focusing on investment performance and client service and by developing new products and new distribution capabilities. In 2009, Aston generated overall net asset inflows (excluding market value and other changes) as a result of strong relative investment performance in existing mutual funds and the creation of several new mutual funds.

Employees

As of December 31, 2009, Aston had 37 full-time employees, including six in senior management and administration, six in marketing and communications, 17 in sales and sales management and eight in operations and compliance.

Highbury employs three executive officers, two of whom are also members of its board of directors. These individuals are not obligated to devote any specific number of hours to Highbury’s matters and intend to devote only as much time as they deem necessary to its affairs.

Regulation

Virtually all aspects of the business of Highbury and Aston are subject to extensive regulation in the U.S. at both the federal and state level. These laws and regulations are primarily intended to protect investment advisory clients and shareholders of registered investment companies. Under these laws and regulations, agencies that regulate investment advisers have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines.

Aston is registered as an investment adviser with the SEC. As a registered investment adviser, it is subject to the requirements of the Investment Advisers Act of 1940, as amended, or the “Advisers Act,” and the SEC's regulations thereunder, as well as to examination by the SEC’s staff. The Advisers Act imposes substantive regulation on virtually all aspects of Aston’s advisory business and its relationship with its clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, conflicts of interest, advertising, and recordkeeping, reporting and disclosure requirements. The Aston funds are registered with the SEC under the Investment Company Act of 1940, as amended, or the “Investment Company Act.” The Investment Company Act imposes additional obligations, including detailed operational requirements on both the funds and their advisers. Moreover, an investment adviser’s contract with a registered fund may be terminated by the fund on not more than 60 days’ notice, and is subject to annual renewal by the fund’s board of trustees after an initial term of up to two years. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censures to termination of an investment adviser’s registration. The failure of Aston or registered funds advised by Aston to comply with the requirements of the SEC could have a material adverse effect on us. Under the rules and regulations of the SEC promulgated pursuant to the federal securities laws, Aston is subject to periodic examination by the SEC.

The SEC has adopted rules requiring every registered fund to adopt and implement written policies and procedures designed to detect and prevent violations of federal securities law, to review these policies annually for adequacy and effectiveness, and to designate a chief compliance officer reporting directly to the fund’s board of directors or trustees. Registered investment advisers must also adopt a written compliance program to ensure compliance with the Advisers Act and appoint a chief compliance officer. Some of the SEC’s compliance rules, as well as other disclosure requirements that have been adopted over the past few years, are intended to deal with abuses in areas of late trading and market timing of mutual funds. These rules require additional and more explicit disclosure of market timing policies and procedures, as well as that funds have formal procedures in place to comply with their representations regarding market timing policies.

We are subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and to regulations promulgated thereunder, insofar as Aston is a “fiduciary” under ERISA with respect to benefit plan clients. ERISA and applicable provisions of the Internal Revenue Code, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Failure to comply with these requirements could have a material adverse effect on our business.

Available Information

Highbury makes available, free of charge on its website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after Highbury electronically files such material with, or furnishes it to, the SEC. Reports may be viewed and obtained on our website, www.highburyfinancial.com.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

In addition to the other information included in this Annual Report on Form 10-K, including the matters addressed in the section entitled “Cautionary Statement Regarding Forward-Looking Statements” you should carefully consider the following risks before deciding whether to invest in Highbury’s common stock.  If any of the following risks occur, our business, financial condition and results of operations may be materially adversely affected.

Risk Factors Relating to the Merger

Highbury and its stockholders are exposed to several risks related to the proposed Merger between Highbury and AMG.

There are a number of risks related to the proposed Merger between Highbury and AMG.  Such risks include the following:

•
Fluctuations in the market price or changes in the number of outstanding shares of AMG or Highbury common stock may affect the value that Highbury stockholders will receive upon completion of the Merger.  Such market value could vary significantly from the market value of shares of AMG common stock on the date of this Annual Report on Form 10-K or on the date of Highbury’s special meeting to approve the Merger.

•
The number of shares of AMG common stock that Highbury stockholders will be entitled to receive will not be adjusted in the event of any increase or decrease in the share price of either AMG common stock or Highbury common stock.

•	The Merger Agreement limits Highbury’s ability to pursue alternatives to the Merger.
•	Failure to complete the Merger could negatively impact the stock price and the future business and financial results of Highbury.
•	If the Merger is not consummated, Highbury will be unable to recover the time and resources expended in pursuit of the Merger, including the cost of any termination fee payable to AMG.
•	The Merger may not be consummated if either Highbury or AMG do not fulfill their closing conditions, including Highbury’s obligation to obtain stockholder approval of the Merger.
•	The announcement and pendency of the Merger could have an adverse effect on Highbury’s stock price, business, financial condition, results of operations or business prospects.
•	Certain directors and executive officers of Highbury have interests in the Merger that may be different from, or in addition to, the interests of Highbury stockholders.
•	The market price of AMG common stock after the Merger may be affected by factors different from those currently affecting the shares of common stock of Highbury.
•
Uncertainties associated with the Merger or with AMG as a new owner may cause Aston’s clients to delay or defer decisions concerning their use of Aston’s services or may cause Aston’s clients to withdraw assets currently under management by Aston.

•	Uncertainties associated with the Merger may cause Aston to lose key employees.

These risks could result in the Merger not being consummated or failing to achieve its desired objectives.

If an insufficient number of votes is obtained at the special meeting to approve the Merger and the adjournment proposal is not approved, Highbury’s board of directors will not have the ability to adjourn the special meeting of Highbury stockholders to a later date in order to solicit further votes, and, therefore, the Merger will not be approved.

Our board of directors is seeking approval to adjourn the special meeting of Highbury stockholders to a later date or dates if, at the special meeting of Highbury stockholders, based upon the tabulated votes, there are insufficient votes to approve the Merger.  If the adjournment proposal is not approved, Highbury’s board of directors will not have the ability to adjourn the special meeting of Highbury stockholders to a later date and, therefore, will not have more time to solicit additional votes to approve the Merger.

Risks Related to the Financial Services Industry and Aston

The investment advisory fees Aston receives may decrease in a market or general economic downturn, which would decrease its revenues and net income.

Because Aston is engaged in the investment advisory business, its net income and revenues are likely to be subject to wide fluctuations, reflecting the effect of many factors on its assets under management, including: general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment and client retention; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. These and other factors subject Aston to an increased risk of asset volatility.

Substantially all of Highbury’s revenues are determined by the amount of assets under Aston’s management. Under Aston’s investment advisory contracts with the Aston funds, the investment advisory fee is typically based on the market value of assets under management. In addition, Aston receives asset-based distribution or service fees with respect to the Aston funds pursuant to distribution plans adopted under provisions of Rule 12b-1 of the Investment Company Act.  Accordingly, a continued decline in the prices of securities, due to a market or general economic downturn or otherwise, may cause Highbury’s revenue and income to decline by:

•	causing the value of the assets under Aston's management to decrease, which would result in lower investment advisory fees and Rule 12b-1 fees; or

•
causing some of Aston's clients to withdraw funds from its investment management business (a) to satisfy their cash requirements resulting from, among other factors, a decline in the value of other assets they hold or unemployment or (b) in favor of investments or investment styles they perceive as offering greater opportunity and/or lower risk, which in each case would result in lower investment advisory fees.

A decline in Aston’s assets under management, including due to any of the reasons stated above, may have a material adverse effect on its results of operations and financial condition and on Highbury’s revenues.  Additionally, under the Merger Agreement, a decline in the advisory fees on Aston’s assets under management may impact the ability to consummate the Merger.  Under the Merger Agreement if the “revenue run rate” (which generally means annualized advisory fees on assets under management, excluding separate account referral fees, interest income, certain money market administration fees and certain excluded accounts) of Aston as of the end of the calendar month prior to the closing of the Merger attributable to clients who consent to continuing their advisory agreements following the Merger is less than 90% of the revenue run rate as of November 30, 2009 (without giving effect to market movement between those two dates), then the aggregate merger consideration payable to Highbury stockholders will be reduced by 1% for each 1% by which the revenue run rate as of such date is less than 90% of the revenue run rate as of November 30, 2009.  If the revenue run rate is lower than 80% of the November 30, 2009 revenue run rate (without giving effect to market movement between those two dates), then neither party is required to close the Merger.  Furthermore, if the revenue run rate is lower than 82.5% of the November 30, 2009 revenue run rate (after giving effect to market movement between those two dates), then neither party is required to close the Merger.

The financial services industry is highly regulated and Highbury may experience reduced revenues and profitability if its or Aston’s services are not regarded as compliant with the regulatory regime.

The financial services industry is subject to extensive regulation. Many regulators, including U.S. government agencies and self-regulatory organizations, as well as state securities commissions and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censure, fine, the issuance of cease-and-desist orders, prohibitions against engaging in some lines of business or the suspension or expulsion of an investment adviser. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and not to protect Highbury stockholders.

Governmental and self-regulatory organizations, including the SEC, the Financial Industry Regulatory Authority, or FINRA, and national securities exchanges, impose and enforce regulations on financial services companies. The types of regulations to which investment advisers and managers are subject are extensive and include, among other things: recordkeeping, fee arrangements, client disclosure, custody of customer assets, and the conduct of officers and employees.

The regulatory environment in which we operate is also subject to modifications and further regulations. Numerous bills have been introduced in Congress that, if enacted, could change the regulatory framework for the financial services industry in significant ways. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us, including any changes stemming from the ongoing global credit crisis, may adversely affect our business, and our ability to function in this environment depends on our ability to constantly monitor and react to these changes.

We may face legal liability that may result in reduced revenues and profitability.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services firms has been increasing. Aston’s investment advisory contracts include provisions designed to limit Aston’s exposure to legal claims relating to services, but these provisions may not protect Aston or may not be adhered to in all cases. The risk of significant legal liability is often difficult to assess or quantify and its existence and magnitude often remain unknown for substantial periods of time. As a result, Highbury or Aston may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against Highbury or Aston could materially adversely affect our business, financial condition or results of operations or cause significant harm to our reputation, which could seriously harm our business.

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

We compete with other firms—both domestic and foreign—in a number of areas, including investment performance, the quality of its employees, transaction execution, products and services, innovation, reputation and price. We also face significant competition as a result of a recent trend toward consolidation in the investment management industry. In the past several years, there has been substantial consolidation and convergence among companies in this industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products such as loans, deposit-taking, insurance, brokerage, investment management and investment banking services, which may enhance their competitive positions. They also have the ability to support investment management activity with commercial banking, investment banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure on our business. We believe, in light of increasing industry consolidation, that competition will continue to increase from providers of financial services products. We may fail to attract new business and may lose clients if, among other reasons, it is not able to compete effectively.

Aston’s investment advisory contracts are subject to termination by clients on short notice. Termination of a significant number of investment advisory contracts will have a material impact on our results of operations.

Aston derives almost all of its revenue from investment advisory contracts with the Aston funds. These contracts are terminable by the fund trustees without penalty upon relatively short notice (generally not longer than 60 days). Aston cannot be certain that it will be able to retain the Aston funds as clients. Because all of the Aston funds have the same trustees, it is possible that all of the contracts with them could be terminated simultaneously. If the trustees of the Aston funds terminate Aston's investment advisory contracts we would lose substantially all of our revenues.

If Aston is forced to compete on the basis of price, it may not be able to maintain its current fee structure.

The investment management business is highly competitive and has relatively low barriers to entry. If Aston is forced to compete on the basis of price, it may not be able to maintain its current fee structure. Although Aston’s investment management fees vary from product to product, historically the acquired business competed more on the performance of its products than the level of its investment management fees relative to those of its competitors. In recent years, however, there has been a trend toward lower fees in the investment management industry. In order to maintain its fee structure in a competitive environment, Aston must be able to continue to provide clients with investment returns and services that make investors willing to pay its fees. In addition, the board of trustees of the Aston funds must make certain findings as to the reasonableness of these fees. We cannot be certain that Aston will succeed in providing investment returns and service that will allow it to maintain its current fee structure. Fee reductions on existing or future new business could have an adverse effect on our profit margins and results of operations.

Termination of Aston’s sub-advisory contracts could have a material adverse impact on the Aston funds’ performance, and consequently, on our revenues and operating results.

As of December 31, 2009, Aston managed 25 mutual funds, comprised of 24 equity funds and one fixed income fund, with approximately $6.5 billion of total mutual fund assets under management. As of December 31, 2009, Aston utilized 16 different entities to manage the funds, of which five were current or former affiliates of ABN AMRO and 11 were independent. The sub-advisory contracts with ABN AMRO’s current and former affiliates, which are not terminable by the sub-advisers until November 30, 2011 pursuant to the asset purchase agreement, include limited non-compete provisions and certain capacity guarantees in appropriate products to benefit the acquired business. While these arrangements are intended to ensure that the investment philosophy and process guiding the mutual funds in the future are consistent with their historical investment philosophy and process, there can be no assurances that these arrangements will remain in place. The sub-advisory agreements with the 11 independent sub-advisors are terminable by the sub-advisors at any time upon 60 days’ written notice. If one or more of these sub-advisory contracts is terminated, it could have a material adverse impact on the Aston funds’ performance and on our revenues and operating results.

Aston depends on third-party distribution channels to market its investment products and access its client base. A substantial reduction in fees from assets under management generated by third-party intermediaries could have a material adverse effect on its business.

The potential investor base for mutual funds and managed accounts is limited, and Aston’s ability to distribute mutual funds and access clients for managed accounts is dependent on access to the distribution systems and client bases of national and regional securities firms, banks, insurance companies, defined contribution plan administrators and other intermediaries, which generally offer competing internally and externally managed investment products. For open-end funds, such intermediaries are paid for their services to fund stockholders, in part, through Rule 12b-1 fees. Rule 12b-1 fees are amounts designated by fund boards for promotions, sales, and certain other activities connected with the distribution of the fund's shares. Access to such distribution systems and client bases is substantially dependent upon Aston's ability to receive Rule 12b-1 fees from Aston’s funds. If regulatory initiatives prohibit or limit the imposition of Rule 12b-1 or similar fees, Aston's access to these distribution systems and client bases may be foreclosed in the future. To a lesser extent, the managed account business depends on referrals from financial planners and other professional advisers, as well as from existing clients. We cannot ensure that these channels and client bases will continue to be accessible to Aston. The inability to have such access could have a material adverse effect on our earnings.

A significant portion of Aston's assets under management in recent years has been accessed through intermediaries. As of December 31, 2009, substantially all of the assets under management of Aston were attributable to accounts that it accessed through third-party intermediaries. These intermediaries generally may terminate their relationships on short notice. Loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels, could decrease assets under management and adversely affect Aston’s results of operations and growth. If any of these intermediaries were to cause their customers to withdraw all or a significant portion of these assets, our revenue could decrease materially.

A change of control of Highbury would automatically terminate Aston’s investment management agreements and replacement agreements require approvals of clients, their boards and, in some cases, their stockholders.

Under the Investment Company Act, an investment management agreement with a fund must provide for its automatic termination in the event of its assignment. Under the Advisers Act, a client’s investment management agreement may not be “assigned” by the investment adviser without the client’s consent. An investment management agreement is considered under both acts to be assigned to another party when a controlling block of the adviser’s securities is transferred. We cannot be certain that clients, their boards and their stockholders will approve new agreements, or grant consent, in connection with the Merger.  However, in connection with the Merger, the sub-advisors to certain Aston funds, Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund, Aston/River Road Small Cap Value Fund and the Aston/TAMRO Small Cap Fund, have confirmed their willingness to renew their investment advisory contracts effective at the close of the Merger. The sub-advisors for these funds agreed to renew their sub-advisory agreements on substantially the same terms, but individual funds have not entered (and cannot enter) into any such arrangement. We cannot be certain that we will be able to retain all of the Aston funds as clients after the Merger.

Investors in open-end funds can redeem their investments in these funds at any time without prior notice, which could adversely affect our earnings.

Open-end fund investors may redeem their investments in those funds at any time without prior notice. Investors may reduce the aggregate amount of assets under management for any number of reasons, including, particularly in the current economic environment, to meet cash requirements, investment performance, changes in prevailing interest rates and financial market performance. Poor performance relative to other asset management firms tends to result in decreased purchases of mutual fund shares and increased redemptions of mutual fund shares. The pace of mutual fund redemptions may accelerate in a declining stock market. The redemption of investments in mutual funds managed by Aston would adversely affect our revenues, which are substantially dependent upon the assets under management in Aston’s funds. If Aston experiences net redemptions of investments in the Aston funds, it would cause our revenues to decline, which could have a material adverse effect on our earnings.

Changes in investors' preference of investing styles could lead to a decline in our revenues and earnings.

A decline in the investment performance of one or more of the Aston funds, due to market conditions or otherwise, may cause investors to redeem their shares in the funds. While the revenues of Aston are derived from numerous investment styles, the large capitalization growth style of investing accounts for approximately 45% of assets under management as of December 31, 2009. Large capitalization growth style implies a restriction imposed on the portfolio manager to select for investment by the fund predominantly equity securities of companies that have an average market capitalization of more than $10 billion and companies whose earnings are expected to grow at a rate that is above average for their industries or the overall market. If investor preferences were to turn away from the large capitalization growth style, investors may redeem their shares in these funds.

If a change in investors' preference of investment styles were to cause our revenues to decline, it could have a material adverse effect on our earnings.

Loss of key employees could lead to the loss of clients, a decline in revenue and disruptions to our business.

Aston’s ability to attract and retain personnel is important to its ability to add new clients and maintain existing clients. The market for senior executives, qualified wholesalers, compliance professionals, marketing professionals, key managers at the sub-advisers and other professionals is competitive. Except as described below, Highbury does not have employment agreements with any of their executive officers and none of its executive officers is currently subject to a contractual restriction limiting his ability to compete or to solicit clients or employees.  Also, Highbury believes its executive officers are compensated at below market rates in comparison to similarly situated executive officers in the industry. Such compensation may or may not be sufficient to retain these executive officers. As a result of these factors, Highbury may have a greater risk of losing one or more of its executive officers than other firms whose executive officers are subject to employment or restrictive covenant agreements or who pay their executive officers at market rates. We may not be successful in recruiting and retaining the required personnel to maintain or grow our business. Loss of a significant number of key personnel may lead to the loss of clients, a decline in revenue and disruptions to our business.

In connection with the Merger, Stuart D. Bilton and Kenneth C. Anderson, both Highbury directors and Aston executives, entered into employment agreements with Highbury, Aston and Merger Sub, which become effective upon closing of the Merger. The effectiveness of these employment agreements is a condition to closing the Merger. Highbury, however, cannot be sure that other Aston executives will remain in place until or after the consummation of the Merger.

Any significant limitation or failure of Aston’s software applications and other technology systems that are critical to its operations could constrain its operations.

Aston is highly dependent upon the use of various proprietary and third-party software applications and other technology systems to operate the business. Aston uses its technology to, among other things, provide reports and other customer services to its clients. Any inaccuracies, delays or systems failures in these and other processes could subject Aston to client dissatisfaction and losses. Although Aston takes protective measures, its technology systems may be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently causing Aston to release confidential information, which could materially damage Aston's operations or cause the disclosure or modification of sensitive or confidential information. Moreover, loss of confidential customer identification information could cause harm to our reputation.

Aston relies heavily on software and technology that are licensed from, and supported, upgraded and maintained by, third-party vendors. The day-to-day mutual fund technology requirements of Aston are outsourced to PNC Global Investment Servicing Inc., including fund accounting, sub-administration and transfer agency functions. Although Aston has adopted business continuity procedures, a suspension or termination of the technology and services provided by PNC Global Investment Servicing Inc. or certain other licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. Potential system failures or breaches and the cost necessary to correct them could result in material financial loss, regulatory action, breach of client contracts, reputational harm or legal claims and liability, which in turn could negatively impact our revenues and income.

The loss of any significant client, or adverse developments with respect to the financial condition of any significant client could reduce our revenue.

The Aston funds account for approximately 97% of our assets under management as of December 31, 2009. Because all of these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 25 funds, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund accounted for approximately 38%, 17% and 15%, respectively, of the revenues of Aston in the month of December 2009. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of these major clients. The loss of any of these relationships may have a material adverse impact on revenues.

Difficult market conditions may adversely affect our ability to execute our business model, which could materially reduce revenue and cash flow and adversely affect our business, results of operations or financial condition.

Our business is materially affected by conditions in the U.S. and global financial markets. Economic conditions are outside our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), commodity prices, and political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions. A general market downturn, or a specific market dislocation, may result in lower net inflows or net outflows and lower returns for Aston, which would adversely affect our revenues. The recent global financial crisis has caused a significant decline in the value and liquidity of many securities.

Risks Related to the Structure of Highbury’s Business

The agreed-upon expense allocation under Highbury’s revenue sharing arrangement with Aston may not be large enough to pay for all of Aston’s operating expenses.

Pursuant to the Management Agreement of Aston currently in effect, Highbury receives a specified percentage of Aston’s gross revenue, and a percentage of revenue is retained to pay Aston’s operating expenses. The Management Agreement may not properly anticipate or reflect possible changes in Aston’s revenue and expense base, and the agreed-upon expense allocation may not be large enough to pay for all of Aston’s operating expenses. Highbury may elect to defer the receipt of its share of Aston’s revenue to permit Aston to fund such operating expenses, or Highbury may restructure its relationship with Aston with the aim of maximizing the long-term benefits to Highbury. Highbury cannot be certain, however, that any such deferral or restructured relationship would be of any greater benefit. Such a deferral or restructured relationship might have an adverse effect on Highbury’s near-term or long-term profitability and financial condition.

The failure to receive regular distributions from Aston will adversely affect Highbury. In addition, Highbury’s holding company structure results in substantial structural subordination that may affect its ability to make payments on its obligations.

Because Highbury is a holding company, it receives substantially all of its cash flow from distributions made by Aston. Aston’s payment of distributions to Highbury may be subject to claims by Aston’s creditors and to limitations applicable to Aston under federal and state laws, including securities and bankruptcy laws. Additionally, Aston may default on some or all of the distributions that are payable to Highbury. As a result, Highbury cannot guarantee it will always receive these distributions from Aston. The failure to receive the distributions to which Highbury is entitled would adversely affect Highbury, and may affect its ability to make payments on its obligations.

Highbury’s right to receive any assets of Aston upon its liquidation or reorganization, and thus the right of Highbury stockholders to participate in those assets, typically would be subordinated to the claims of Aston’s creditors. In addition, even if Highbury were a creditor of Aston, Highbury’s rights as a creditor would be subordinated to any security interest and indebtedness of Aston that is senior to Highbury.

Aston’s autonomy limits Highbury’s ability to alter Aston’s day-to-day activities, and Highbury may be held responsible for liabilities Aston incurs.

Highbury generally is not directly involved in managing Aston’s day-to-day activities, including satisfaction of the contractual terms of the advisory, sub-advisory and other contracts, product development, client relationships, compensation programs and compliance activities. Highbury’s financial condition and results of operations may be adversely affected by problems stemming from the day-to-day operations of Aston.

In addition, Highbury may be held liable in some circumstances as a control person for the acts of Aston or its employees. For example, if Highbury exercises or refuses to exercise its approval right as the manager member to settle potential litigation and does not use due care in exercising this authority or Aston issues securities in violation of laws, Highbury may be exposed to liability related to Aston’s actions. Highbury may have to defend claims that exceed the limits of available insurance coverage. Furthermore, insurers may not remain solvent, meet their obligations to provide coverage, or coverage may not continue to be available with sufficient limits and at a reasonable cost. A judgment against Highbury or Aston in excess of available insurance coverage could have a material adverse effect on Highbury.

Risks Related to Ownership of Highbury Common Stock

Highbury securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of its securities more than if its securities were quoted or listed on a national securities exchange.

Highbury securities are traded in the over-the-counter market. They are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities sponsored and operated by FINRA. Quotation of Highbury's securities on the OTC Bulletin Board limits the liquidity and price of its securities more than if its securities were quoted or listed on a national securities exchange. Lack of liquidity limits the price at which you are able to sell Highbury's securities or your ability to sell its securities at all.

The market price for Highbury common stock could be volatile and could decline, resulting in a substantial or complete loss of your investment.

The stock markets on which Highbury common stock trades have experienced significant price and volume fluctuations. As a result, the market price of Highbury common stock could be similarly volatile and investors in Highbury common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance. The price of Highbury common stock could be subject to wide fluctuations in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	speculation in the press or investment community;

•	fluctuations in the price of AMG’s common stock;

•	the market’s perception of the timing and likelihood of the consummation of the Merger;

•	actions by institutional or other stockholders;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

Anti-takeover defense provisions in Highbury’s charter and by-laws, and Highbury’s rights agreement, may deter potential acquirers and depress the price of Highbury common stock.

Because Highbury is a Delaware corporation, the anti-takeover provisions of the Delaware General Corporation Law, or the “DGCL,” could make it more difficult for a third party to acquire control of Highbury, even if the change in control would be beneficial to stockholders. Highbury is subject to the provisions of Section 203 of the DGCL which prohibits it from engaging in certain business combinations, unless the business combination is approved in a prescribed manner. In addition, Highbury’s charter and by-laws contain certain provisions that may make a third-party acquisition difficult, including (i) its board of directors is classified, (ii) its board of directors may issue preferred stock with such voting power, designations, preferences or other rights and such qualifications, limitations and restrictions as it may choose and as may be permitted by the DGCL, (iii) advance notice provisions for the nomination of directors and the proposal of other matters to be considered at the annual meeting of stockholders, (iv) its stockholders may not call a special meeting of stockholders, and (v) vacancies in its board of directors may be filled only by its board of directors.

On August 10, 2009, Highbury’s board of directors declared a dividend of one preferred share purchase right, for each outstanding share of Highbury common stock. In connection with the issuance of the preferred share purchase right, Highbury entered into a rights agreement which describes and sets forth the terms of the preferred share purchase right.

Section 203 of the DGCL, the provisions of Highbury’s charter and by-laws and the outstanding preferred share purchase right may deter potential acquirers or investors, discourage certain types of transactions in which Highbury stockholders might otherwise receive a premium for their shares over then current market prices, and limit the ability of Highbury’s stockholders to approve transactions that they think may be in their best interests.

Highbury executive officers and directors and their respective affiliates own a large percentage of Highbury common stock and could limit stockholders’ influence on corporate decisions and the Merger.

As of March 22, 2010, Highbury’s executive officers and directors and their respective affiliates own, in the aggregate, shares of common stock representing approximately 18.3% of the voting power of outstanding common stock. In addition, the holders of Series B preferred stock, which are all affiliates of and controlled by employees of Aston, including Stuart D. Bilton and Kenneth C. Anderson who are two of Highbury’s directors, are entitled to (i) elect 25% of Highbury’s board of directors voting separately as a class and (ii) vote on certain matters, including a merger or consolidation of Highbury with or into another entity as a result of which all of Highbury common stock is converted into or exchanged for the right to receive cash, securities or other property or is cancelled, a sale of all or substantially all of Highbury’s assets, Highbury’s dissolution or an amendment to the charter, as a single class with the holders of shares of Highbury common stock. As of March 22, 2010, with respect to matters that the holders of the Series B preferred stock have the right to vote on, Highbury’s executive officers and directors and their respective affiliates own, in the aggregate, shares of stock representing approximately 25.6% of the voting power of Highbury’s outstanding stock entitled to vote on such matters. In connection with the Merger, these directors and officers will receive their pro rata portion of the merger consideration with respect to their shares of Highbury common stock (including common stock issued upon exchange for shares of Highbury Series B preferred stock) and will receive a pro rata portion of the special dividend anticipated to be declared by the Highbury board of directors and payable on the closing date of the Merger.

Should some of these stockholders act together, they would be able to exert influence on all matters requiring approval by Highbury’s stockholders, including mergers, sales of assets, and other significant corporate transactions. The interests of these stockholders may not always coincide with Highbury’s corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of Highbury’s other stockholders. In connection with entering into the Merger Agreement, stockholders representing approximately 25.6% (as of March 22, 2010) of the voting power of the shares entitled to vote on the Merger agreed, subject to the terms of the voting agreements entered into with AMG, to vote all shares of Highbury common stock and Series B preferred stock beneficially owned by them in favor of the Merger. In addition, Peerless Systems Corporation or “Peerless,” together with certain of its affiliates, held, as of March 22, 2010, approximately 14.0% of the voting power of the shares entitled to vote on the Merger and has agreed to vote all of its shares in accordance with the recommendation of our board of directors on the Merger.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties. The facilities of Highbury are maintained at 999 18th Street, Suite 3000, Denver, Colorado 80202. On October 31, 2007, we entered into an office services agreement with Berkshire Capital Securities LLC, or Berkshire Capital, which provides for a monthly fixed fee of $10,000 for office and secretarial services including use and access to our office in Denver, Colorado and those other office facilities of Berkshire Capital as we may reasonably require as well as information technology equipment and access to numerous subscription-based periodicals and databases. In addition, certain employees of Berkshire Capital provide us with financial reporting, administrative and information technology support on a daily basis. R. Bruce Cameron, our Chairman of the board, Richard S. Foote, our President, Chief Executive Officer and Director, and R. Bradley Forth, our Executive Vice President, Chief Financial Officer and Secretary are employees and equity owners of Berkshire Capital. Berkshire Capital has the right, pursuant to the agreement, to relocate us, upon ten days written notice, to other offices. The term of the agreement is indefinite and the agreement is terminable by either party upon six months’ prior notice. In connection with the signing of the Merger Agreement, Highbury and Berkshire Capital entered into a termination agreement, dated as of December 12, 2009, pursuant to which the office services agreement will terminate at the effective time of the Merger.

The facilities of Aston are maintained at 120 North LaSalle Street, Suite 2500, Chicago, Illinois 60602. The lease expense for the Chicago office was $184,926 for fiscal year 2009. The term of the lease expires in January 2017. Aston also leases office space for two satellite offices in New Jersey and California under various leasing arrangements. The lease for the office in New Jersey has an evergreen term. The lease for the office in California is on a month-to-month basis.

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

Neither Highbury nor Aston is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against either of them or our management team in their capacity as such. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Dividend Data for Highbury Securities

Highbury’s common stock is traded on the OTC Bulletin Board under the symbol HBRF. Highbury’s units and warrants were traded on the OTC Bulletin Board under the symbols "HBRFU" and "HBRFW," respectively. On January 25, 2010, the warrants expired by their terms and on January 26, 2010, Highbury deregistered the warrants and the units by filing a Form 15 with the SEC. Prior to expiration of the warrants, each of Highbury’s units consisted of one share of Highbury common stock and two warrants, each to purchase one share of common stock. The units now represent one share of common stock. The following table sets forth the range of high and low prices for the units, common stock and warrants for the periods indicated.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fiscal Year 2008
Quarter ended
March 31, 2008	$6.00	$2.85	$4.85	$2.70	$0.72	$0.15
June 30, 2008	$3.49	$2.50	$3.05	$2.30	$0.20	$0.07
September 30, 2008	$3.50	$2.60	$4.00	$2.57	$0.25	$0.08
December 31, 2008	$3.25	$1.50	$3.90	$1.60	$0.13	$0.002

Fiscal Year 2009
Quarter ended
March 31, 2009	$1.80	$1.50	$2.40	$1.60	$0.02	$0.001
June 30, 2009	$2.90	$1.80	$4.25	$2.35	$0.25	$0.0012
September 30, 2009	$9.00	$2.90	$5.75	$4.00	$0.35	$0.10
December 31, 2009	$8.00	$2.50	$5.75	$3.70	$0.60	$0.0222

The closing price for each share of Highbury common stock on March 22, 2010 was $6.80.

Holders of Common Equity

On March 22, 2010, there was one holder of record of Highbury’s units and were nine holders of record of Highbury’s common stock, which do not include beneficial owners of Highbury’s securities.

Dividends

On April 15, 2009, Highbury paid a dividend of $455,155 ($0.05 per share) to stockholders of record on April 1, 2009 and, on July 15, 2009, Highbury paid a dividend of $454,252 ($0.05 per share) to stockholders of record on July 1, 2009.

On October 7, 2009, Highbury paid (i) a special dividend of $29,308,866 ($1.50 per share) and (ii) a dividend of $976,962 ($0.05 per share), in each case to stockholders of record on October 6, 2009.

On January 15, 2010, Highbury paid a dividend of $1,000,623 ($0.05 per share) to stockholders of record on January 4, 2010.

Holders of Highbury’s Series B preferred stock participate in dividends declared on Highbury common stock on an as converted basis.  If the Merger is not completed, the payment of dividends in the future will be contingent upon Highbury’s revenues and earnings, if any, capital requirements, business strategy and general financial condition. Such capital requirements include seed capital investments in new investment funds and working capital reserves to ensure clients of Aston of Highbury’s ability to support the stability of Aston during periods of increased market volatility. Pursuant to the terms of the Merger Agreement Highbury is permitted to make certain distributions to its stockholders prior to closing, including distributions in accordance with the Management Agreement, quarterly dividends up to $0.05 per share consistent with past practice, and to holders of Series B preferred stock at the applicable dividend rate set forth in the Certificate of Designation.

As Highbury is a holding company, its ability to pay dividends, service its debt and meet its other obligations depends primarily on the ability of Aston to make distributions to Highbury. Pursuant to the Management Agreement of Aston, 28% of the total revenue of Aston is allocated to Highbury and 72% of the total revenue will be retained for use in paying operating expenses of Aston. In addition, Aston’s payment of distributions to Highbury may be subject to claims by Aston’s creditors and to limitations applicable to Aston under federal and state laws, including securities and bankruptcy laws. See “Risk Factors—Risks Related to the Structure of Highbury’s Business” for risks associated with the Aston revenue allocation. The future payment of any dividends will be within the discretion of our board of directors.

In addition, immediately prior to the closing of the Merger, subject to applicable law and the terms of the Merger Agreement, our board of directors intends to declare a special dividend, payable on the closing date of the Merger, to all holders of record of shares of Highbury common stock immediately prior to the effective time of the Merger in an aggregate amount equal to Highbury’s working capital (including all Highbury liabilities, subject to certain exceptions, and Merger related transaction expenses then outstanding) as of the end of the calendar month prior to the closing of the Merger minus $5.0 million. Each holder of Highbury common stock issued in exchange for shares of Highbury Series B preferred stock will receive its pro rata portion of the special dividend.

Recent Sales of Unregistered Securities

Except as previously disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2009, Highbury did not engage in any unregistered sales of securities during the year ended December 31, 2009.

Issuer Purchases of Equity Securities

On January 15, 2009, our board of directors approved a securities repurchase program authorizing the use of up to $1,000,000 to acquire common shares, warrants or a combination thereof in the open market or in any private transaction, from time to time and in accordance with applicable laws, rules and regulations. The securities repurchase program expired on December 31, 2009.

During the quarter ended December 31, 2009, we repurchased 554,893 of our outstanding warrants. The following table sets forth information with respect to repurchases of our common stock during the quarter ended December 31, 2009:

Period	Total Number of Securities Purchased	Average Price Paid per Share or Warrant	Total Number of Shares or Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Securities that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 to October 31, 2009
Shares	—	$—	—
Warrants(1)	554,893	$0.27	554,893	$662,136
November 1, 2009 to November 30, 2009				$662,136
Shares	—	$—	—
Warrants	—	$—	—
December 1, 2009 to December 31, 2009				$662,136	(2)
Shares	—	$—	—
Warrants	—	$—	—

(1)	These repurchases were made in three privately negotiated transactions under our 2009 securities repurchase program.

(2)
This program was announced on January 21, 2009 and authorized up to $1,000,000 to be used for repurchases of Highbury’s outstanding securities.  The 2009 securities repurchase program expired on December 31, 2009.  As such, after December 31, 2009, the maximum dollar value of securities that may be purchased under the 2009 securities repurchase program is $0.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. The information in this section contains forward-looking statements (see “Cautionary Statement Regarding Forward-Looking Statements”). Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results. Some factors that may cause our results to differ are described in “Risk Factors” under Item 1A of this Annual Report on Form 10-K. We wish to caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made.

Overview

Highbury is an investment management holding company formed to provide permanent capital solutions to mid-sized investment management firms. Aston is an investment management firm that is the investment adviser to the Aston funds, a Delaware business trust, and a variety of separately managed accounts. Historically, we have pursued acquisition opportunities and sought to establish accretive partnerships with high-quality investment management firms. In July 2009, our board of directors suspended its pursuit of acquisition opportunities (other than add-on acquisitions for Aston) and formed a Special Committee comprised of independent directors for the purpose of evaluating strategic alternatives.  On December 12, 2009, Highbury entered into the Merger Agreement with AMG and Merger Sub.  At the effective time of the Merger, all outstanding shares of Highbury common stock (other than shares owned or held directly by Highbury and dissenting shares) will be converted into the right to receive an aggregate of 1,748,879 shares of AMG common stock, subject to reduction in certain circumstances. Based on 23,026,171 shares of Highbury common stock outstanding as of the record date for the special meeting to approve the Merger, which includes 4,500,000 shares of common stock to be issued in exchange for the Series B preferred stock, and assuming no reduction in the aggregate merger consideration, each share of Highbury common stock would receive 0.075952 shares of AMG common stock in the Merger.  Highbury will hold a special meeting of its stockholders on March 29, 2010 to vote on the Merger.

As of December 31, 2009, Aston had approximately $6.7 billion of total assets under management compared to approximately $3.5 billion as of December 31, 2008. As of December 31, 2009, Aston managed 25 no-load mutual funds, comprised of 24 equity funds and one fixed income fund, with approximately $6.5 billion of mutual fund assets under management. Aston had $3.4 billion of mutual fund assets under management as of December 31, 2008. As of December 31, 2009, 12 of the mutual funds carried an overall Morningstar RatingTM of three stars or better, including seven four-star funds and one five star fund. Of the 25 funds, ten are relatively new and are not currently rated by Morningstar. The 24 equity funds are classified across each of the nine Morningstar RatingTM style boxes, giving Aston wide coverage of the public equity investment spectrum and multiple sources of revenue. As of December 31, 2009, Aston also managed approximately $192 million of separate account assets compared to approximately $115 million as of December 31, 2008.

Aston intends to expand its assets under management with a combination of internal growth, new product development and accretive acquisitions. Aston believes the development of new products will provide growth in the future.

Business Combination. Highbury was formed on July 13, 2005, and closed its initial public offering on January 31, 2006. On April 20, 2006, Highbury and Aston entered into the asset purchase agreement with the Aston Sellers. Pursuant to the asset purchase agreement, on November 30, 2006, we acquired substantially all of the Aston Sellers’ business of providing investment advisory, administration, distribution and related services to the target funds specified in the asset purchase agreement.

Pursuant to the asset purchase agreement, Highbury and Aston paid $38.6 million in cash to ABN AMRO. The asset purchase agreement provided for a contingent payment to be made on November 30, 2008, as follows: in the event the annualized investment advisory fee revenue generated under investment advisory contracts between Aston and the Aston Sellers’ applicable to the target funds for the six months ending on November 30, 2008, or the target revenue, (x) exceeded $41.8 million, Highbury would pay to ABN AMRO the difference between the target revenue and $41.8 million, up to a total aggregate payment of $3.8 million, or (y) was less than $34.2 million, ABN AMRO would pay to us the difference between the $34.2 million and the target revenue, up to a total aggregate payment of $3.8 million. The target revenue for the six month period ending November 30, 2008 was $30,459,205. Therefore, in December 2008, Fortis Investment Management USA, Inc., or Fortis, the successor entity to ABN AMRO, paid us $3,740,796.

The business that now operates as Aston was founded in 1993 within Alleghany Asset Management by employees of Aston to manage open-end investment funds for retail and institutional clients in the United States. Originally, Aston employed investment advisers affiliated with its parent to manage the assets of the funds, while it centralized the distribution, marketing, reporting and other operations of the fund family. As the business developed, the acquired business created new mutual funds managed by experienced independent investment advisers. In connection with the consummation of the acquisition, Aston entered into agreements with each of the Aston Sellers that managed the target funds prior to the acquisition, pursuant to which each such seller now acts as a sub-adviser to the applicable target fund, each of which is now rebranded as an Aston fund. Pursuant to the asset purchase agreement, the Aston Sellers have agreed not to terminate these agreements prior to November 30, 2011.  In general, sub-advisers unaffiliated with the Aston Sellers may terminate their sub-advisory contracts upon 60 days’ written notice. As of December 31, 2009, Aston employed 16 different sub-advisors of which five were current or former affiliates of the Aston Sellers and 11 were independent. Aston’s relationship with the sub-advisers currently or formerly affiliated with the Aston Sellers is supported by limited non-compete provisions and certain capacity guarantees in certain products to benefit Aston. This arrangement is intended to ensure that the investment philosophies and processes guiding the mutual funds in the future are consistent with their historical investment philosophies and processes. The sub-advisors for these funds agreed to renew their sub-advisory agreements on substantially the same terms, but individual funds have not entered (and cannot enter) into any such arrangement.

Between November 30, 2006 and December 31, 2009, Aston opened 15 new equity mutual funds. These funds are set forth in the table below.

Fund	Morningstar Category

Aston/River Road Small-Mid Cap	Small Value
Aston/Optimum Large Cap Opportunity	Large Growth
Aston/ABN AMRO Global Real Estate	Specialty-Real Estate
Aston/Resolution Global Equity	World Stock
Aston/Neptune International	Foreign Large Growth
Aston/Barings International	Foreign Large Blend
Aston/Montag & Caldwell Mid Cap Growth	Mid-Cap Growth
Aston/SGA International Small-Mid Cap	Foreign Small/Mid Growth
Aston/Cardinal Mid Cap Value	Mid-Cap Blend
Aston/ClariVest Mid Cap Growth	Mid-Cap Growth
Aston/Dynamic Allocation	Conservative Allocation
Aston/M.D. Sass Enhanced Equity Income	Large Blend
Aston/New Century Absolute Return ETF	Moderate Allocation
Aston/Lake Partners LASSO Alternatives	Long-Short
Aston/Fasciano Small Cap	Small Cap Blend

Between November 30, 2006 and December 31, 2009, Aston closed or merged nine mutual funds as a result of poor investment performance, portfolio manager turnover or other reasons. Aston intends to manage its family of mutual funds in response to client demands, and may open new funds or close existing funds over time, as appropriate.

In addition, Aston may be able to develop new distribution channels including:

•	arrangements with banks and insurance companies which, like ABN AMRO, elect to divest their mutual fund operations but enter into agreements with Aston to service their customers; and

•	wholesalers focused on the traditional retail broker channel.

Revenue Sharing Arrangement with Aston Prior to August 10, 2009.  Highbury formed Aston on April 19, 2006 and became the sole member of Aston. In connection with Highbury and Aston entering into the asset purchase agreement, the limited liability company agreement of Aston was amended and eight employees of Aston (the Management Members) and ABN AMRO were admitted as members of Aston. From November 30, 2006 through August 10, 2009, Highbury owned 65% of the membership interests of Aston, and the Management Members of Aston owned 35% of the membership interests of Aston.

Pursuant to the limited liability company agreement in place during the period from November 30, 2006 through August 10, 2009, approximately 72% of the revenues of Aston, the Operating Allocation, was used to pay operating expenses of Aston, including salaries and bonuses of all employees of Aston. The remaining 28% of the total revenues of Aston net of sub-administrative fees, the Owner’s Allocation, was allocated to the owners of Aston. This allocation was allocated among the members of Aston according to their relative ownership interests. Between November 30, 2006 and August 10, 2009, 18.2% of total revenues net of sub-administrative fees was allocated to Highbury and 9.8% of total revenues net of sub-administrative fees was allocated to the Management Members.

Highbury’s contractual share of revenues had priority over the distributions to the Management Members in the event Aston’s actual operating expenses exceeded the Operating Allocation.  As a result, excess expenses first reduced the portion of the Owners’ Allocation allocated to the Management Members until the Management Members’ allocation was eliminated, then Highbury’s allocation was reduced. Any reduction in the distribution of revenues to be paid to Highbury was required to be paid to Highbury out of any future excess Operating Allocation and the portion of future Owners’ Allocation allocated to the Management Members, with interest. Aston’s operating expenses in the period from January 1, 2009 through August 10, 2009 exceeded the Operating Allocation by $57,614. These excess expenses were funded by a reduction in the Management Members' share of the Owners’ Allocation.

Accretive Acquisition of Noncontrolling Interest in Aston.  On August 10, 2009, Highbury entered into the First Exchange Agreement with the Series B Investors and the Management Members each of whom owned interests in certain of the Series B Investors. Pursuant to the terms of the First Exchange Agreement, the Series B Investors sold all of their Series B limited liability company interests to Highbury in exchange for shares of Series B preferred stock of Highbury with a liquidation value of $22,500,000. As a result of the First Exchange Agreement, Aston became a wholly owned subsidiary of Highbury.

In connection with the First Exchange Agreement, Highbury entered into the Management Agreement with the Management Members and Aston which delegates certain powers to a management committee composed initially of the Management Members to operate the business of Aston. Pursuant to the Management Agreement, 28% of Aston's total revenues net of sub-administrative fees is paid to Highbury as the sole owner of the business. The remaining portion of Aston's total revenues, the Operating Allocation, may be allocated by Aston's management committee to pay the operating expenses of Aston, including salaries and bonuses. Highbury’s contractual share of revenues has priority over any payment of the Operating Allocation. Any reduction in revenues to be paid to Highbury as a result of operating expenses exceeding the Operating Allocation is required to be paid to Highbury out of future Operating Allocation before any compensation may be paid to the Management Members.

On September 14, 2009, Highbury entered into the Second Exchange Agreement with the Series B Investors pursuant to which the Series B Investors agreed to exchange up to 36% of their shares of Highbury Series B preferred stock to Highbury for up to 1,620,000 shares of common stock of Highbury.

In connection with the signing of the Merger Agreement, Highbury and each of the Series B Investors entered into a new exchange agreement, dated as of December 12, 2009, pursuant to which the Series B Investors will exchange all of their shares of Series B preferred stock for newly issued shares of Highbury common stock immediately prior to the effective time of the Merger.

Business Overview. Aston generates revenue by charging mutual funds an advisory fee and an administrative fee based on a percentage of invested assets. A portion of the fees are paid to the sub-advisers, to a third-party sub-administrator and to third-party distribution partners. Each fund typically bears all expenses associated with its operation and the issuance and redemption of its securities. In particular, each fund pays investment advisory fees (to Aston), shareholder servicing fees and expenses, fund accounting fees and expenses, transfer agent fees, custodian fees and expenses, legal and auditing fees, expenses of preparing, printing and mailing prospectuses and shareholder reports, registration fees and expenses, proxy and annual meeting expenses and independent trustee fees and expenses. Aston has guaranteed many of the funds that their expenses will not exceed a specified percentage of their net assets. Aston absorbs all advisory fees and other mutual fund expenses in excess of these self-imposed limits in the form of expense reimbursements or fee waivers and collects as revenue the advisory fee less reimbursements and waivers. As of December 31, 2009, Aston was reimbursing 18 mutual funds whose expenses exceed the applicable expense cap.

Aston’s relationships with a limited number of clients account for a significant majority of our revenue. Aston’s client, the Aston Funds, which accounts for approximately 97% of our assets under management as of December 31, 2009, is comprised of 25 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 25 funds, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund accounted for approximately 35%, 17% and 15%, respectively, of the revenues of Aston in December 2009. These various client concentrations leave us vulnerable to any adverse change in the financial condition of any of our major clients. The loss of any of these relationships may have a material adverse impact on our revenues.

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

•	our ability to maintain certain levels of operating profit margins;

•	the availability and cost of the capital with which we finance our existing and new acquisitions;

•	our success in making new acquisitions and the terms upon which such transactions are completed (in the event the Merger is not consummated);

•	the level of intangible assets and the associated amortization expense resulting from our acquisitions;

•	the level of expenses incurred for holding company operations; and

•	the level of taxation to which we are subject.

In July 2009, three of our significant stockholders sent letters to our board of directors requesting, among other things, changes to our management and the composition of our board of directors. In response to the initiatives of these stockholders, in July 2009, our board of directors formed a Special Committee consisting of Hoyt Ammidon Jr., who chairs the Special Committee, Theodore M. Leary Jr. and Aidan J. Riordan, each of whom is an independent director, to explore and evaluate strategic alternatives aimed at enhancing value for all of our stockholders. The Special Committee hired the investment banking firm of Sandler O'Neill & Partners and the law firm of Debevoise & Plimpton LLP to provide financial advisory and legal services, respectively, to the Special Committee. We have incurred significant fees and expenses associated with the Special Committee and the process of exploring strategic alternatives. These fees include an annual fee of $40,000 to be paid to the chairman of the Special Committee, an annual fee of $20,000 to be paid to other members of the Special Committee, a fee of $1,000 to be paid to each member of the Special Committee for each meeting of the Special Committee attended, whether in person or by telephonic conference, and financial advisory fees and legal fees paid to the advisers to the Special Committee all of which continue to be incurred in connection with the Merger.

In addition, one of our significant stockholders, Peerless Systems Corporation, filed a definitive proxy statement with the SEC on November 25, 2009 in connection with our 2009 annual meeting of stockholders, in which Peerless solicited proxies to elect Timothy E. Brog to our board of directors and to adopt two non-binding stockholder proposals. As a result, we incurred fees and expenses in connection with our 2009 annual meeting of stockholders in excess of the fees and expenses typically associated with an uncontested proxy solicitation.

On December 18, 2009, we entered into an agreement with Peerless and Mr. Brog pursuant to which Peerless ended (i) its proxy contest to elect Mr. Brog to our board of directors at our 2009 annual meeting stockholders and (ii) its support of two non-binding stockholder resolutions. Pursuant to the agreement, Peerless and Mr. Brog (i) ceased all of their solicitation efforts with respect to our 2009 annual meeting of stockholders, (ii) agreed not to vote any proxies obtained by them at our 2009 annual meeting of Highbury stockholders, (iii) agreed to vote all of Peerless’ shares of Highbury common stock in favor of the election of Hoyt Ammidon Jr. and John Weil as directors of Highbury for a term expiring at the 2012 annual meeting of Highbury stockholders, (iv) agreed to vote all of Peerless’ shares in accordance with the recommendations of the our board of directors with respect to the Merger, (v) waived Peerless’ appraisal and dissenters’ rights with respect to the Merger and (vi) agreed not to take any action in opposition to the recommendations or proposals of our board of directors or to effect a change of control of us.

The agreement further provides that if the Merger is not completed on or before July 16, 2010, or the Merger Agreement is terminated, then our board of directors will take all necessary action to appoint Mr. Brog to serve on our board of directors for a term expiring at the 2012 annual meeting of stockholders. We also agreed to reimburse Peerless for $200,000 of its expenses incurred in the proxy contest with respect to the 2009 annual meeting of stockholders. The parties also agreed to customary mutual releases, covenants not to sue and non-disparagement provisions. The agreement terminates upon the earliest of (i) the mutual agreement of the parties, (ii) consummation of the Merger, (iii) August 13, 2010 or (iv) the termination of the Merger Agreement. The mutual releases and covenants not to sue survive any such termination.

For the fiscal year ended December 31, 2009, Highbury incurred significant expenses related to the Special Committee and the contested proxy solicitation in connection with our 2009 annual meeting of stockholders. Such expenses have and may continue to be incurred in amounts which cannot presently be estimated, but which may continue to be substantial. These additional expenses have had a negative impact on our results of operations during the fiscal year ended December 31, 2009 and may have a negative impact on our results in future periods.

Investments

Between the date of the Aston acquisition and December 31, 2009, Highbury used $6.9 million of working capital to seed nine new Aston mutual funds or mutual fund share classes. At December 31, 2009, Highbury had one outstanding seed capital investment of $1,000,000 in the Aston/Fasciano Small Cap Fund.

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

•
Total Revenue. Total revenue for Aston is equal to the sum of the advisory fees, administrative fees and money market service fees earned by the business in a given period. We operate Aston under a revenue sharing structure through which Highbury receives a fixed percentage of the total revenue, net of sub-administrative fees, earned by Aston. Between November 30, 2006 and August 10, 2009, Highbury received 18.2% of Aston’s total revenue, net of sub-administrative fees.  Since August 10, 2009, Highbury has received 28.0% of Aston’s total revenue, net of sub-administrative fees. In addition, Highbury earns interest income on its cash balances which we recognize as other income on the consolidated financial statements.

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

•
Total Operating Expenses. The total operating expenses include the operating expenses of Aston as well as Highbury. At the Aston level, we monitor total operating expenses relative to Aston’s total revenue to ensure there is sufficient operating margin to cover expenses. We expect Aston’s total operating expenses (including distribution and sub-advisory costs and sub-administrative fees and excluding certain non-cash, non-recurring items) to equal approximately 72% of the total revenue of Aston.

In the period from January 1, 2009 through August 9, 2009, Aston's operating expenses exceeded the Operating Allocation by $57,614. These excess expenses were funded by a reduction in the Management Members’ share of the Owners’ Allocation. In the period from August 10, 2009 through December 31, 2009, Aston's operating expenses, including compensation, equaled approximately 72% of the total revenue of Aston. At the Highbury level, Highbury incurred operating expenses in connection with its pursuit of accretive acquisitions, although as of July 2009 its board of directors determined to cease pursuing acquisitions unrelated to Aston while Highbury explored strategic alternatives. Highbury also incurred legal and accounting expenses in connection with its SEC filing requirements, the proxy contest related to its 2009 annual meeting, the exploration of strategic alternatives and expenses of directors’ and officers’ insurance.

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

•
Compensation and Related Expenses. As of December 31, 2009, Aston employed 37 full-time employees. The compensation and related expenses of Aston include the base salaries, incentive compensation, health insurance, retirement benefits and other costs related to the employees. These expenses increase and decrease with the addition or termination of employees. Highbury currently employs three executive officers.  For the year ended December 31, 2009, the compensation and related expenses of Highbury include base salaries to the executive officers and related payroll taxes.  Highbury did not pay compensation of any kind in the first nine months of 2008.

•
Other Operating Expenses. The most significant components of other operating expenses include sub-administration fees, professional fees, insurance, occupancy, marketing and advertising, voice and data communication and travel and entertainment expenses.

•
Impairment of Intangibles. We determined the identifiable intangible related to Aston’s advisory contract with the Aston Funds had not been impaired as of December 31, 2009. In the fourth quarter of 2008, we recorded impairment charges to the identifiable intangible related to Aston’s advisory contract with the Aston Funds of $2,288,000 as a result of negative market performance and net asset outflows from the Aston Funds in 2008. Highbury also determined in both 2008 and 2009 that the identifiable intangible continued to meet the criteria for indefinite life.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations for the purposes of this document are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

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

Principles of Consolidation. The consolidated financial statements include the accounts of Highbury and Aston, in which Highbury has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in another entity. Highbury is the manager member of Aston and owned 65% of Aston through August 10, 2009 and has owned 100% since August 10, 2009. Highbury has had a contractual arrangement with Aston (prior to August 10, 2009) and the Management Members (since August 10, 2009) whereby a percentage of revenue is allocated to fund Aston’s operating expenses. The balance of the revenue is allocable to Highbury and, prior to August 10, 2009, the other members of Aston, with a priority to Highbury. The portion of the income of Aston allocated to owners other than Highbury is included in noncontrolling interest in the Consolidated Statements of Income. Noncontrolling interest on the Consolidated Balance Sheets includes the capital owned by the Management Members of Aston as of December 31, 2008. All material intercompany balances and transactions have been eliminated in consolidation.

Investments.  The Company carries its investments at fair value based on quoted market prices in accordance with the FASB Accounting Standards Codification, or the “ASC,” on “Fair Value Measurements and Disclosures.” The Company reflects interest paid and accrued on money market mutual funds and U.S. Treasury bills in interest income and changes in fair value of investments in investment income (loss).

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

We have determined that the acquired mutual fund advisory contract meets the indefinite life criteria outlined in ASC 350-30-35, because we expect both the contract and the cash flows generated by the contract to continue indefinitely due to the likelihood of continued renewal at little or no cost. Accordingly, we do not amortize this intangible asset, but instead review this asset at least annually for impairment. If the carrying amount of this intangible asset exceeds the fair value, an impairment loss is recorded in an amount equal to that excess. Additionally, each reporting period we assess whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, we will amortize the intangible asset over its remaining useful life.

We determined the identifiable intangible related to Aston’s advisory contract with the Aston Funds had not been impaired as of December 31, 2009.  In the fourth quarter of 2008, we recorded an impairment charge to the identifiable intangible related to Aston’s advisory contract with the Aston Funds of $2,288,000 as a result of negative market performance and net asset outflows from the Aston Funds in 2008. Highbury also determined in both 2008 and 2009 that the identifiable intangible continued to meet the criteria for indefinite life.

The excess of purchase price for the acquisition of the acquired business over the fair value of net assets acquired, including the acquired mutual fund advisory contract, is reported as goodwill. Goodwill is not amortized, but is instead reviewed for impairment. Highbury assesses goodwill for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess. We determined that the goodwill has not been impaired as of December 31, 2009.

In allocating the purchase price of the acquisition and testing our assets for impairment, we make estimates and assumptions to determine the value of our acquired client relationships. In these valuations, we make assumptions of the growth rates and useful lives of existing and prospective client accounts. Additionally, we make assumptions of, among other factors, projected future earnings and cash flow, valuation multiples, tax benefits and discount rates. The impacts of many of these assumptions are material to our financial condition and operating performance and, at times, are subjective. If we used different assumptions, the carrying values of our intangible assets and goodwill and the related amortization could be stated differently and our impairment conclusions could be modified. In December 2008, Highbury received a payment from Fortis Investment Management USA, Inc. in the amount of $3,740,796 in satisfaction of a contingency related to the acquisition in 2006 and recorded this receipt as a decrease in goodwill. As a result, goodwill was reflected on the December 31, 2008 and 2009 consolidated balance sheets at its adjusted cost of $3,305,616.

Revenue Recognition. Highbury derives its operating revenues from Aston, of which it owned 65% through August 10, 2009 and has owned 100% since August 10, 2009. Highbury also earns interest income on its cash balances. Aston earns investment advisory and administrative fees for services provided to the Aston Funds and a limited number of separately managed accounts. These fees are primarily based on predetermined percentages of the market value of the assets under management and are billed in arrears of the period in which they are earned. These fees are recognized over the period in which services are performed unless facts and circumstances would indicate that collectability of the fees is not reasonably assured. Fee waivers and expense reimbursements to certain of the Aston Funds in accordance with agreements are reported as an offset to investment advisory fees. Management has determined that no allowance for doubtful accounts is necessary due to all fees being collected within one month from the date of invoice.

Income Taxes. Deferred tax assets and liabilities are primarily the result of timing differences between the carrying value of assets and liabilities and the deductibility of operating expenses for financial reporting and income tax purposes. Deferred tax assets arise from financial statement impairment and tax amortization of our acquired intangible assets as well as certain expenses deferred for tax purposes and the unrealized gains and losses on mutual fund investments. Aston amortizes acquired intangible assets over a 15-year period for tax purposes only, reducing their tax basis and generating deferred taxes each reporting period. Aston amortized $2,404,448 and $2,736,491 related to goodwill and intangible assets in 2008 and 2009, respectively, for income tax purposes. As a result of the acquisition of the 35% interest in Aston in 2009, Highbury expects to amortize approximately $3.6 million annually for income tax purposes going forward.  Additionally, at November 30, 2006, when Highbury ceased to be a corporation in the development stage, Highbury had total deferred expenses of $440,342 that will be amortized for tax purposes over a 15-year period. These expenses were expensed for financial statement purposes during Highbury’s development stage, but were not deductible for tax purposes. Highbury amortized $29,326 and $29,720 of this deferred expense in 2008 and 2009, respectively. Deferred tax assets and liabilities also result from unrealized investment gains and losses. Such unrealized gains and losses are reflected in our consolidated statements of income, but we do not incur an income tax liability or receive a benefit until such gains or losses, respectively, are realized.

As required by ASC 740 (formerly FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109), the Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  Since the adoption of FIN 48 at January 1, 2007, the Company has had no uncertain tax positions.

Recently Issued Pronouncements

In June 2009, the FASB issued guidance (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162) now referred to as ASC 105-10, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification, or the “Codification,” will become the source of authoritative GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51) now referred to as “ASC 810.” ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 810 in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the unaudited Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the unaudited Consolidated Statements of Income. The prior periods presented have also been retrospectively restated to conform to the current classification required by ASC 810. The adoption of ASC 810 required the Company not to record any increase to the carrying value of the assets and liabilities of Aston in connection with the purchase of the 35% interest in Aston from the noncontrolling interest holders.

In April 2008, the FASB issued revised guidance (formerly FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets) now referred to as “ASC 350” which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets .The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under ASC 350, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. For Highbury, this pronouncement required certain additional disclosures beginning January 1, 2009 and application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The adoption of ASC 350 did not have a material impact on the Company's consolidated financial statements.

In June 2009 and February 2010, the FASB issued guidance (formerly SFAS No. 165) later codified in ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities (codified in December 2009 as ASU No. 2009-17), which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material impact on our financial position or results of operations.

In January 2010, the FASB issued new guidance for fair value measurements and disclosures.  The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, clarifies existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and provides new disclosure requirements regarding disclosures about, among other things, transfers in and out of levels 1 and 2 of the fair value hierarchy and details of the activity in level 3 of the fair value hierarchy.  The new guidance is effective for fiscal years beginning after December 15, 2009 for the levels 1 and 2 disclosures and for fiscal years beginning after December 15, 2010 for level 3 disclosures. The disclosure requirements will be applied prospectively to the Company’s fair value disclosure subsequent to the effective date.

Management does not believe that any other recently issued, but not yet effective, accounting standards if adopted in their current form would have a material effect on the accompanying consolidated financial statements.

Results of Operations

Year ended December 31, 2009 for the Company compared to year ended December 31, 2008 for the Company.

For the year ended December 31, 2009, the Company earned net income attributable to Highbury of $1,419,315 on total revenue of $40,082,210, as compared to net income attributable to Highbury of $486,007 on total revenue of $35,712,112 for the year ended December 31, 2008.

The following tables summarize the components of revenue, weighted average assets under management and the weighted average fee basis for the years ended December 31, 2008 and 2009.

	For the year ended December 31, 2008
	Total Fees	Weighted Average Assets Under Management ($ millions)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$31,200,270	$4,459	(1)	0.70%
Net administrative fees(2)	1,931,170	7,244	(3)	0.03%
Money market service fees	558,027	2,937		0.02	%(4)
	$33,689,467	4,459	(5)	0.76	%(5)

	For the year ended December 31, 2009
	Total Fees	Weighted Average Assets Under Management ($ millions)		Weighted Average Fee Basis (Annualized)
Net advisory fees	$36,407,482	$5,057	(1)	0.72%
Net administrative fees(2)	1,544,090	5,807	(3)	0.03%
Money market service fees	514,516	886		0.06	%(4)
	$38,466,088	5,057	(5)	0.76	%(5)

(1)	Includes long-term mutual fund and separate account assets under management.

(2)
Administrative fees are presented net of sub-administration fees paid to a third party to be consistent with the methodology used in calculating the revenue sharing arrangement with Aston. Gross administration fees were $3,160,212 and $3,953,815 for the years ended December 31, 2009 and 2008, respectively.

(3)	Aston provides administrative services to the Aston Funds, and prior to July 2009, provided administrative services to five money market mutual funds managed by Fortis.

(4)
Pursuant to the Administrative, Compliance and Marketing Services Agreement dated September 1, 2006 between Fortis and Aston, Aston received a money market service fee from Fortis equal to $550,000 per annum plus 0.0001% of the weighted average assets under management in five money market mutual funds in excess of $3 billion. The fee was accrued and paid monthly.  This agreement was terminated effective December 8, 2009.

(5)
For an estimate of the overall weighted average fee basis, we use the total fees from all sources and the weighted average assets under management for which we provide investment advisory services (Note 1 above).

As of December 31, 2009, the Company had approximately $6.7 billion of total assets under management, compared to approximately $3.5 billion as of December 31, 2008. As of December 31, 2009, mutual fund assets under management were approximately $6.5 billion, compared to approximately $3.4 billion as of December 31, 2008, an increase of approximately 90%. This aggregate increase in mutual fund assets under management of $3.1 billion resulted from a combination of (i) positive market appreciation and other adjustments, including distributions of income and gain, reinvestments of distributions, and other items, of approximately $1.6 billion and (ii) net asset inflows, which represent aggregate contributions from new and existing clients less withdrawals, of approximately $1.5 billion. During the year ended December 31, 2008, the Company generated net asset inflows of approximately $0.2 billion which were outweighed by negative market appreciation and other adjustments, including distributions of income and gains, reinvestments of distributions, and other items, of approximately $1.8 billion. The Company believes that the favorable relative investment performance of many of the Aston Funds led to our significant net asset inflows in 2009.  During the year ended December 31, 2009, separate account assets under management increased from $115 million to $192 million.

The Company generated total operating revenue during the year ended December 31, 2009 of $40,082,210, as compared to $35,712,112 during the year ended December 31, 2008. This 12% increase in revenue was largely attributable to the 13% increase in the weighted average assets under management in 2009 relative to 2008. Net advisory fees increased to $36,407,482 in 2009 from $31,200,270 in 2008, primarily as a result of the increase in the weighted average assets under management in 2009 relative to 2008. Gross administration fees decreased from $3,953,815 in 2008 to $3,160,212 in 2009. Net administration fees declined from $1,931,170 in 2008 to $1,544,090 in 2009. The declines in the gross and net administration fees resulted from Fortis’ decision to terminate the Administrative, Compliance and Marketing Services Agreement with Aston in June 2008 which resulted in a decline in the weighted average assets under administration.  Aston also earned money market service fees of $514,516 in the year ended December 31, 2009, down from $558,027 in the year ended December 31, 2008. The Company’s overall weighted average fee basis remained flat at 0.76% in 2009 as compared to 2008.

Distribution and sub-advisory costs increased from $16,514,898 for the year ended December 31, 2008 to $19,133,595 in 2009. This 16% increase is attributable to the increase in weighted average assets under management from 2008 to 2009, as these expenses are directly related to the value of assets under management.

Compensation and related expenses were $9,427,097 for the year ended December 31, 2009. Compensation and related expenses were $6,037,770 for the year ended December 31, 2008. The Aston management team participates directly in the profitability of the business through their retention of any excess operating allocation which is paid as compensation. Because of the lower level of assets under management in 2008, as compared to 2009, there was a lower level of excess operating allocation available to pay as compensation to the Aston management team. In addition, because Aston generated net inflows of approximately $1.5 billion in 2009, as compared to approximately $0.2 billion in 2008, the sales commissions paid to Aston’s sales and marketing professionals increased significantly in 2009 relative to 2008.  Finally, compensation and related expenses includes $2,708,834 and $325,487 paid to Highbury’s executive officers in 2009 and 2008, respectively.  More information on the compensation and related expenses of Highbury’s executive officers is included in Item 11 “Executive Compensation.”

Highbury determined the identifiable intangible related to Aston’s advisory contract with the Aston Funds had not been impaired as of December 31, 2009. In the fourth quarter of 2008, the Company recorded impairment charges to the identifiable intangible related to Aston’s advisory contract with the Aston Funds of $2,288,000 as a result of negative market performance and net asset outflows from the Aston Funds in 2008.

The Company incurred $185,232 of depreciation and amortization expense relating to Aston’s fixed assets in 2009, compared to $186,450 in 2008.

Other operating expenses increased from $5,970,130 for the year ended December 31, 2008 to $8,602,118 for the year ended December 31, 2009. These expenses include the operating expenses of Aston and Highbury for the periods and consist primarily of legal, accounting, insurance, occupancy and administrative fees. Aston’s direct operating expenses for 2009 were $3,350,563, as compared to $3,926,862 in 2008. Highbury’s operating expenses include $40,000 and $242,000 paid to Highbury’s independent directors in 2008 and 2009, respectively.  During the fiscal year ended December 31, 2009, Highbury incurred significant professional fee expenses related to the Special Committee and the contested proxy solicitation in connection with our 2009 annual meeting of stockholders. Such expenses have and may continue to be incurred in amounts which cannot presently be estimated, but which may continue to be substantial. These additional expenses have had a negative impact on our results of operations in 2009 and may have a negative impact on our results in future periods.  Highbury also incurred significant expenses related to the negotiation and documentation of the Merger with AMG, as well as in subsequent efforts to prepare and distribute the proxy statements for Highbury’s and the Aston Funds’ special meetings of stockholders to vote on the Merger.

Highbury’s operating expenses, excluding impairment charges, for the years ended December 31, 2008 and 2009 were as follows:

	Year Ended December 31,
	2008	2009
Professional fees	$1,495,625	$4,687,971
Compensation and related expenses	325,487	2,708,834
Insurance	196,580	156,544
Administrative fees	120,000	120,000
Travel and entertainment	122,403	159,752
Other expenses	108,660	127,288
	$2,368,755	$7,960,389

Non-operating income (loss) consists primarily of earnings on cash and cash equivalent balances, short-term investments in U.S. Treasury bills and money market mutual funds and marketable securities. For the year ended December 31, 2009, Highbury earned interest income on its cash and cash equivalent balances of $25,818. The Company also had net realized gains of $969,433 related to investments in marketable securities. For the year ended December 31, 2008, Highbury earned interest income on its cash and cash equivalent balances of $155,172.  The Company also had realized losses and net unrealized losses of $663,175 related to investments in marketable securities.

Highbury’s realized and unrealized gains and losses on its marketable securities for the years ended December 31, 2008 and 2009 were as follows:

	Year Ended December 31,
	2008	2009
Aston mutual funds
Realized losses	$(146,492)	$(46,077)
Unrealized losses	(657,748)	—
Other marketable securities
Realized gains	—	1,015,510
Unrealized gains	141,065	—
	$(663,175)	$969,433

For the year ended December 31, 2009, the Company recorded income before provision for income taxes of $3,729,419. The provision for income taxes and income attributable to the noncontrolling interest for the year were $410,879 and $1,899,225, respectively. For the year ended December 31, 2008, the Company recorded income before provisions for income taxes of $4,206,861. The provision for income taxes and income attributable to the noncontrolling interest for the year were $410,925 and $3,309,929, respectively.

The following table outlines Highbury’s income tax expenses for the years ended December 31, 2008 and 2009.

	Year Ended December 31,
	2008	2009
Current	$556,336	$(500,236)
Deferred - intangible related	(37,023)	791,127
Deferred - other	(108,388)	119,988
Totals	$410,925	$410,879

For further discussion of the Company’s income taxes, please refer to Note 10 of the audited consolidated financial statements included elsewhere herein.

Highbury earned net income attributable to Highbury of $1,419,315 in 2009 as compared to $486,007 in 2008.

Supplemental Non-GAAP Performance Measure

As supplemental information, we provide a non-GAAP performance measure that we refer to as “Cash Net Income.” This measure is provided in addition to, but not as a substitute for, GAAP Net Income. Cash Net Income means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) deferred taxes related to intangible assets, plus (d) affiliate depreciation, plus (e) other non-cash expenses. We consider Cash Net Income an important measure of our financial performance, as we believe it best represents operating performance before non-cash expenses relating to the acquisition of our interest in Aston. Cash Net Income is not a measure of financial performance under GAAP and, as calculated by us, may not be consistent with computations of Cash Net Income by other companies. Cash Net Income is used by our management and board of directors as a principal performance benchmark.

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

	Year Ended December 31
	2008	2009
Net Income attributable to Highbury Financial Inc.	$486,007	$1,419,315
Impairment of intangible	2,288,000	—
Intangible-related deferred taxes	(37,023)	791,127
Affiliate depreciation	186,450	185,232
Other non-cash expenses	—	—
Cash Net Income	2,923,434	2,395,674
Preferred stock dividends	—	(352,174)
Cash Net Income attributable to common stockholders	$2,923,434	$2,043,500

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

As of December 31, 2008 and 2009, Highbury had no borrowings outstanding. In the future, however, if the Merger is not completed, we will closely review our ratio of debt to Adjusted EBITDA (as defined below), or  our “leverage ratio,” as an important gauge of our ability to service debt, make new investments and access capital. The leverage covenant of our credit facility provides for a maximum total leverage ratio (including debt from all sources) of 5.0 times Adjusted EBITDA, although borrowings under the credit facility are limited to 2.0 times Adjusted EBITDA. We believe this level is prudent for its business, although substantially higher levels of senior and subordinated debt in relation to Adjusted EBITDA may also be prudent to fund future acquisitions. “Adjusted EBITDA” under our credit facility means the sum of (a) net income determined in accordance with GAAP, plus (b) amortization of intangible assets, plus (c) interest expense, plus (d) depreciation, plus (e) other non-cash expenses, plus (f) income tax expense. For further information about our credit facility, please refer to the section entitled “Credit Facility.”

If the Merger is not completed, current market conditions may make it more difficult for us to complete an acquisition through the use of debt financing because of the reduced availability of debt at appropriate terms. A decrease in our assets under management caused by negative market conditions could have an adverse effect on the distributions we receive from Aston and potential future affiliates and limit our ability to repay our borrowings, including any debt issued to finance an acquisition. In addition, our ability to make accretive acquisitions through the issuance of additional equity is dependent upon the relationship between the market value of our outstanding common stock and the pricing of any transaction. If the price of our common stock remains at or near its current level, it may be more difficult for us to issue additional equity to finance an acquisition. The inability to complete accretive acquisitions may negatively impact our growth, results of operations or financial condition.

As of December 31, 2009, the Company had $13,290,552 of cash and cash equivalents, $1,000,000 of investments and $4,391,161 of accounts receivable as compared to $10,244,469 of cash and cash equivalents, $4,186,552 of investments and $2,448,572 of accounts receivable as of December 31, 2008. Pursuant to the asset purchase agreement, as discussed in Item 1 “Business—Aston Business Strategy,” we received a contingent payment in December 2008.  The contingent payment was based on the target revenue, as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”  The target revenue for the six month period ended November 30, 2008 was $30,459,205. Therefore, in December 2008, Fortis paid us $3,740,796. The accounts receivable are primarily related to the investment advisory fees, administrative fees and money market service fees earned by Aston in December. Aston receives payment of its revenues generally within the first week of the month following the month in which they are earned. At December 31, 2009, the Company had accounts payable and accrued expenses of $4,853,644, primarily attributable to the revenue sharing payments owed to Aston’s distribution partners and the investment sub-advisers, accrued compensation payable to Aston’s Management Members and employees and accrued legal expenses associated with negotiation and documentation of the Merger with AMG, as compared to accounts payable and accrued expenses of $3,407,601 at December 31, 2008. The payments to Aston’s distribution partners and the investment sub-advisers are generally paid shortly after the receipt of the revenue discussed above. Because Aston is able to finance its day-to-day operations with operating cash flow, it does not need to retain a significant amount of cash on its balance sheet. We expect Aston will continue to distribute all of its excess cash and cash equivalents on a quarterly basis to its owners, so we do not expect large cash and cash equivalents balances to accrue within Aston.  If the Merger is not completed, Highbury expects to use its cash and cash equivalents to fund acquisitions related to Aston, pay dividends, service debt, if any, or repurchase its securities, if appropriate.

On April 15, 2009, Highbury paid a dividend of $455,155 ($0.05 per share) to stockholders of record on April 1, 2009 and, on July 15, 2009, Highbury paid a dividend of $454,252 ($0.05 per share) to stockholders of record on July 1, 2009.

On October 7, 2009, Highbury paid (i) a special dividend of $29,308,866 ($1.50 per share) and (ii) a dividend of $976,962 ($0.05 per share), in each case to stockholders of record on October 6, 2009.

On January 15, 2010, Highbury paid a dividend of $1,000,623 ($0.05 per share) to stockholders of record on January 4, 2010.

In addition, immediately prior to the closing of the Merger, subject to applicable law and the terms of the Merger Agreement, our board of directors intends to declare a special cash dividend, payable on the closing date of the Merger, to all holders of record of shares of Highbury common stock immediately prior to the effective time of the Merger in an aggregate amount equal to Highbury’s working capital (including all Highbury liabilities, subject to certain exceptions, and merger related transaction expenses then outstanding) as of the end of the calendar month prior to the closing of the Merger minus $5.0 million.

Holders of Highbury’s Series B preferred stock participate in dividends declared on Highbury common stock on an as converted basis. If the Merger is not completed, the payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, business strategy and general financial condition. Such capital requirements include seed capital investments in new investment funds and working capital reserves to ensure clients of Aston and potential future affiliates of our ability to support the stability of such affiliates during periods of increased market volatility, capital to finance the completion of identified potential acquisitions and capital to enable us to pursue other potential acquisitions by ensuring financial credibility with acquisition targets and sources of capital such as senior lenders and equity co-investors.

Management believes our existing liquid assets, together with the expected continuing cash flow from operations, our borrowing capacity under the current credit facility and our ability to issue debt or equity securities will be sufficient to meet our present and reasonably foreseeable operating cash needs and future commitments over the next 12 months.

Cash Flow from Operating Activities. Cash flow from operations represents net income plus non-cash charges or credits for deferred income taxes, depreciation and amortization and impairment charges as well as the changes in our consolidated working capital. In 2009, Highbury had $3,269,466 of net cash flow from its operating activities as compared to $6,619,896 of net cash flow from its operating activities in 2008. We recorded a non-cash impairment charge to the identifiable intangible related to Aston’s advisory contract with the Aston Funds of $2,288,000 in the fourth quarter of 2008, as a result of negative market performance and net asset outflows from the Aston Funds. There was no corresponding impairment charge in 2009.  In 2009, accounts payable increased by $2,106,930 as compared to a 2008 decrease of $837,001. This is primarily a result of an increase in the compensation payable to the Aston management team, an increase in the distribution and sub-advisory costs owed relative to the prior year due to the higher levels of assets under management in December 2009 as compared to December 2008 and the accrued expenses incurred in connection with the Merger with AMG.

Cash Flow from Investing Activities. Net cash flow from investing activities will result primarily from investments in new affiliates, U.S Treasury securities and marketable securities. In 2009, Highbury invested a total of $6,747,508 in U.S. Treasury securities and marketable securities as compared to a total of $5,319,735 in 2008. In 2009, Highbury’s investments in U.S. Treasury securities subsequently matured, and the Company liquidated its portfolio of marketable securities resulting in total proceeds of $10,903,492 to Highbury.  In 2008, the investments in U.S. Treasury securities subsequently matured, and a portion of the investments in marketable securities were sold generating proceeds to Highbury of $5,105,515.  In December 2008, we received a payment of $3,740,796 in satisfaction of a contingency related our 2006 acquisition.

Cash Flow from Financing Activities. Net cash flow from financing activities will result primarily from the issuance of equity or debt and the repayment of any obligations which may arise thereunder, the repurchase of our outstanding securities, the payment of distributions to Aston’s noncontrolling interest holders or the payment of dividends.  In 2009, the Company distributed $3,400,112 to Aston’s noncontrolling interest holders and paid dividends of $31,195,235.  The Company received proceeds of $32,026,395 upon the exercise of outstanding warrants, repurchased 3,776,593 warrants for $1,704,740 and repurchased 33,705 shares of common stock for $83,725.  In 2008, we used $1,751,467 and $1,823,083 to repurchase outstanding common stock and warrants, respectively. We also paid distributions of $3,614,543 to Aston’s noncontrolling interest holders related to their noncontrolling interest in Aston.

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

Borrowings under our credit facility will bear interest, at our option, at (i) for a LIBOR loan, the greater of (w) 3.50% and (x) the LIBOR interest rate plus 2.75% per year or (ii) for a prime rate loan, the greater of (y) 3.50% and (z) the fluctuating prime rate plus 0.50% per year. In addition, we will be required to pay annually a fee of one quarter of one percent (0.25%) on the average daily balance of the unused portion of the credit facility. We are required to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments are required to be made at the end of any LIBOR contract or quarterly, whichever is sooner. Any outstanding principal is due at maturity on September 30, 2010. For so long as certain events of default continue, upon notice by City National Bank, the interest rate on any outstanding loans will increase by three percent (3%).  Under the credit facility, the consummation of the Merger would accelerate the required repayment of any outstanding borrowings. As of December 31, 2009, Highbury had no borrowings outstanding.

Our credit facility is secured by all of our assets. Our credit facility contains customary negative covenants which, among other things, limit indebtedness, asset sales, loans, investments, liens, mergers and acquisitions, sale and leaseback transactions and purchases of equity, other than repurchases of our outstanding securities. Our credit facility also contains affirmative covenants as to, among other things, financial statements, taxes, corporate existence and legal compliance. As of December 31, 2009, we were in compliance with all of the covenant requirements under this credit facility.

Supplemental Non-GAAP Liquidity Measure

As supplemental information, we provide information regarding Adjusted EBITDA, a non-GAAP liquidity measure. This measure is provided in addition to, but not as a substitute for, cash flow from operations. As a measure of liquidity, we believe that Adjusted EBITDA is useful as an indicator of our ability to service debt, make new investments and meet working capital requirements. Highbury provides this non-GAAP measure because its management uses this information when analyzing our financial position. We further believe that many investors use this information when analyzing the financial position of companies in the investment management industry.

The following table provides a reconciliation of net income to Adjusted EBITDA for fiscal years 2008 and 2009:

	Year Ended December 31
	2008	2009
Net Income	$486,007	$1,419,315
Provision for income taxes	410,925	410,879
Interest expense	—	—
Impairment of intangible	2,288,000	—
Depreciation and amortization	186,450	185,232
Other non-cash expenses	—	—
Adjusted EBITDA	$3,371,382	$2,015,426

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

Highbury is also exposed to market risk as it relates to changes in interest rates applicable to borrowings under Highbury’s line of credit and investment of Highbury’s cash balances. Because Highbury had no outstanding debt under its line of credit as of December 31, 2009, it does not view this interest rate risk as a material risk.

Certain of Highbury’s outstanding cash balances are invested in 100% U.S. Treasury money market mutual funds. We do not have significant exposure to changing interest rates on invested cash at December 31, 2009. As a result, the interest rate market risk implicit in these investments at December 31, 2009, if any, is low.

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraphs 74 and 75 of ASC 815-10-15 and are accordingly not accounted for as derivatives for purposes of ASC 815-10-15, but instead are accounted for as equity. Our warrants issued in connection with our initial public offering expired on January 25, 2010 and, therefore, are no longer outstanding. See Note 8 to the consolidated financial statements for a discussion of the warrants.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about how we are affected by market risk, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk,” which is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e)) as of December 31, 2009. Based on that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

The management of Highbury and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

As of December 31, 2009, management, including the Company’s principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective. Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include a report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Our internal controls were not subject to audit by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC.

During the fiscal quarter ended December 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Highbury held its annual meeting of stockholders on December 29, 2009. At that meeting, the stockholders:

(i)
elected Hoyt Ammidon Jr. as director to serve for a term of three years or until his successor is duly elected and qualified, for which voting at the meeting was as follows: 11,437,846 votes cast for; 197,450 votes withheld; and

(ii)
elected John D. Weil as director to serve for a term of three years or until his successor is duly elected and qualified, for which voting at the meeting was as follows: 11,600,096 votes cast for; 35,200 votes withheld.

The following directors’ term of office continued after the meeting: Kenneth C. Anderson, Stuart D. Bilton, R. Bruce Cameron, Richard S. Foote, Theodore M. Leary Jr., and Aidan Riordan.

On November 25, 2009, one of our significant stockholders, Peerless, filed a definitive proxy statement with the SEC in connection with our 2009 annual meeting of stockholders, in which Peerless solicited proxies to elect Timothy E. Brog to our board of directors and to adopt two non-binding stockholder proposals.

On December 18, 2009, we entered into an agreement with Peerless and Mr. Brog pursuant to which Peerless ended (i) its proxy contest to elect Mr. Brog to our board of directors at our 2009 annual meeting stockholders and (ii) its support of two non-binding stockholder resolutions. Pursuant to the agreement, Peerless and Mr. Brog (i) ceased all of their solicitation efforts with respect to our 2009 annual meeting of stockholders, (ii) agreed not to vote any proxies obtained by them at our 2009 annual meeting of Highbury stockholders, (iii) agreed to vote all of Peerless’ shares of Highbury common stock in favor of the election of Hoyt Ammidon Jr. and John Weil as directors of Highbury for a term expiring at the 2012 annual meeting of Highbury stockholders, (iv) agreed to vote all of Peerless’ shares in accordance with the recommendations of the our board of directors with respect to the Merger, (v) waived Peerless’ appraisal and dissenters’ rights with respect to the Merger and (vi) agreed not to take any action in opposition to the recommendations or proposals of our board of directors or to effect a change of control of us.

Pursuant to this agreement, Peerless and Mr. Brog did not attend the 2009 annual meeting. Therefore, in accordance with Highbury’s by-laws, the non-binding stockholder proposal recommending that our board of directors amend our charter and by-laws to eliminate our classified board of directors and the non-binding stockholder proposal recommending that our board of directors redeem all rights under our Rights Agreement and that our board of directors obtain stockholder approval prior to entering into any future rights agreement were not properly presented, this proposed business was not transacted, and the proxies for these stockholder proposals were not voted at the 2009 annual meeting.

The agreement further provides that if the Merger is not completed on or before July 16, 2010, or the Merger Agreement is terminated, then our board of directors will take all necessary action to appoint Mr. Brog to serve on our board of directors for a term expiring at the 2012 annual meeting of stockholders. We also agreed to reimburse Peerless for $200,000 of its expenses incurred in the proxy contest with respect to the 2009 annual meeting of stockholders. The parties also agreed to customary mutual releases, covenants not to sue and non-disparagement provisions. The agreement terminates upon the earliest of (i) the mutual agreement of the parties, (ii) consummation of the Merger, (iii) August 13, 2010 or (iv) the termination of the Merger Agreement. The mutual releases and covenants not to sue survive any such termination.

As a result of this proxy contest and settlement, for the fiscal year ended December 31, 2009, Highbury incurred significant expenses related to the Special Committee and the contested proxy solicitation in connection with our 2009 annual meeting in excess of the fees and expenses typically associated with an uncontested proxy solicitation. Such expenses have and may continue to be incurred in amounts which cannot presently be estimated, but which may continue to be substantial. These additional expenses have had a negative impact on our results of operations during the fiscal year ended December 31, 2009 and may have a negative impact on our results in future periods.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Highbury’s current directors and executive officers are as follows:

Name	Age	Position

R. Bruce Cameron	53	Chairman of the Board of Directors

Richard S. Foote	46	President, Chief Executive Officer and Director

R. Bradley Forth	30	Executive Vice President, Chief Financial Officer and Secretary

Hoyt Ammidon Jr.	72	Director

Kenneth C. Anderson	45	Director

Stuart D. Bilton	62	Director

Theodore M. Leary Jr.	65	Director

Aidan J. Riordan	38	Director

John D. Weil	69	Director

Director Qualifications

The following information pertains to the directors, their ages, principal occupations and other public company directorships for at least the last five-years and information regarding their specific experience, qualifications, attributes or skills that led to the conclusion that each such person should serve as a director of the Company in light of the Company’s business and structure.  In addition to this information, the board of directors also believes that each director has a reputation for integrity, honesty and adherence to high ethical standards.  Each director has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to Highbury and to our board of directors.

R. Bruce Cameron, CFA has been our Chairman of the board since our inception. Mr. Cameron has been the president and chief executive officer of Berkshire Capital since its formation in May 2004. Mr. Cameron co-founded Berkshire Capital Corporation, the predecessor firm to Berkshire Capital, in 1983 as the first independent investment bank covering the financial services industry, with a focus on investment management and capital markets firms. Mr. Cameron and his partners have advised on approximately 239 mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management of more than $525 billion and aggregate transaction value in excess of $10.8 billion. Mr. Cameron is the managing member of Broad Hollow LLC, an entity formed for the purpose of facilitating the investments in us made by our founding stockholders, which owns 1,001,250 shares of our common stock. Prior to forming Berkshire Capital Corporation, Mr. Cameron was an associate director of Paine Webber Group Inc.’s Strategic Planning Group from 1981 through 1983. Mr. Cameron began his career at Prudential Insurance Company from 1978 through 1980, working first in the Comptroller’s Department and then in the Planning & Coordination Group. Mr. Cameron was graduated from Trinity College, where he received a B.A. in Economics, and from Harvard Business School, where he received an M.B.A. Mr. Cameron also attended the London School of Economics. Mr. Cameron is a CFA charterholder and the treasurer of the New York Society of Security Analysts. Mr. Cameron is a director of White Oak Capital Corporation, a middle-market lending organization that is in formation. Mr. Cameron is a Fellow of the Life Management Institute. He is also a past trustee of the Securities Industry Institute.  Mr. Cameron brings significant strategic insight and business experience to the board of directors from his long career in investment banking with a focus on the investment management industry.

Richard S. Foote, CFA has been our President and Chief Executive Officer and a member of our board of directors since our inception. Mr. Foote has been a managing director of Berkshire Capital since its formation in May 2004 and a managing director, principal and vice president of Berkshire Capital Corporation since 1994. Since 1994, Mr. Foote has advised on 30 completed mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management of approximately $131 billion and aggregate transaction value of approximately $2.2 billion. Mr. Foote is a director of Berkshire Capital and serves on its compensation committee, commitment committee and technology committee. From 1991 through 1994, Mr. Foote was a co-founder and partner of Knightsbridge Capital Partners, a partnership engaged in investment banking and merchant banking activities. From 1985 to 1991, Mr. Foote was a vice president, an associate, and an analyst in the investment banking division of PaineWebber Incorporated, primarily working on mergers, acquisitions and the issuance of equity and debt securities. Mr. Foote was graduated from Harvard College, cum laude, in 1985 with an A.B. in Economics. Mr. Foote is a CFA charterholder and a member of the CFA Institute, the New York Society of Security Analysts, the Pension Real Estate Association and the National Council of Real Estate Investment Fiduciaries.  Mr. Foote brings significant strategic insight and business experience to the board of directors from his long career in investment banking with a focus on the financial services industry as well as considerable skills in business strategy and operations to the board of directors.

R. Bradley Forth, CFA has been our Executive Vice President, Chief Financial Officer and Secretary since our inception. Mr. Forth has been a vice president and an associate at Berkshire Capital since its formation in May 2004 and, before that, an associate and an analyst at Berkshire Capital Corporation since 2001. Mr. Forth has advised on 19 mergers and acquisitions of financial services companies with aggregate transaction value of approximately $1.3 billion. He was graduated from Duke University in 2001 with a B.S. in Economics and a B.A. in Chemistry. Mr. Forth is a CFA charterholder and a member of the CFA Institute and the New York Society of Security Analysts.

Hoyt Ammidon Jr. has been a member of our board of directors since December 2008 and lead independent director since April 2009. Mr. Ammidon has been an Advisory Director for Berkshire Capital since 2004. Prior to this role, he served as a Managing Director at Berkshire Capital and its predecessor from 1994 to 2004. Mr. Ammidon was previously at Cazenove Incorporated, where he was President of its U.S. brokerage and investment banking subsidiary from 1988 to 1993. He was also formerly the Managing Director of Chase Investment Bank’s Merger and Acquisition Division from 1985 to 1987, and Senior Vice President in E.F. Hutton Company’s Corporate Finance Department from 1977 to 1985. Mr. Ammidon began his career in corporate finance at Morgan Stanley & Co. from 1963 to 1976 and worked in Paris for three years for Morgan & Cie. International from 1972 to 1975. He is a former director of Tetra Technologies, Inc., Balchem Corporation and W. H. Smith Group (USA). He has also served as a member of the Securities Industry Association’s International Committee. Mr. Ammidon earned a BA in history from Yale University in 1959 and then served as a captain and aviator in the United States Marine Corps from 1959 to 1963. Mr. Ammidon has more than thirty years of experience in the investment management industry as well as significant experience serving on the boards of directors of other public companies, which has given him extensive operational, industry and strategic knowledge in Highbury’s key business areas.

Kenneth C. Anderson, CPA has been a member of our board of directors since August 2009. Mr. Anderson has served as President of Aston since December 2006. Mr. Anderson was associated with AAAM and its predecessors and/or affiliates since 1993. From 2001 until 2006, Mr. Anderson was the President and CEO of the fund business and Executive Vice President and Director of Mutual Funds for AAAM. In addition, he was the Chairman of the Product Management Committee for AAAM. Mr. Anderson served on the boards of Veredus Asset Management, TAMRO Capital Partners, and ABN AMRO Investment Trust Company, subsidiaries of AAAM. He is a member of the Investment Company Institute’s Sales Force Committees and a past Chairman of the Board of Governors for the Mutual Fund Education Alliance from 2004 to 2005. From 1987 until 1993, Mr. Anderson specialized in the Financial Services Practice at KPMG LLP. He received a B.B.A. in Accounting from Loyola University of Chicago. Mr. Anderson’s experience as the President of Aston and his years of experience at KPMG LLP allows him to lend considerable financial, accounting and business skills to the board of directors.

Stuart D. Bilton, CFA has been a member of our board of directors since August 2009. Mr. Bilton was selected to serve as a director by the holders of our Series B preferred stock in accordance with the Certificate of Designation of the Series B preferred stock. Mr. Bilton has served as Chairman and Chief Executive Officer of Aston since November 2006. Mr. Bilton was associated with ABN AMRO Asset Management, or AAAM, and its predecessors and/or affiliates since 1972. He served as President and Chief Executive Officer of ABN AMRO Asset Management Holdings, Inc. from 2001 to 2003 and as its Vice Chairman from 2004 to 2006. Prior to its acquisition by ABN AMRO, Mr. Bilton was President and Chief Executive Officer of Alleghany Asset Management, the parent company of Blairlogie Capital Management, Chicago Capital Management, Chicago Deferred Exchange Corporation, The Chicago Trust Company, Montag & Caldwell, TAMRO Capital Partners and Veredus Asset Management. He is the Chairman of the Aston Funds and is a Director of Baldwin & Lyons, Inc. He earned a B.Sc.(Econ) degree from the London School of Economics in 1967 and an M.S. degree from the University of Wisconsin in 1970. As Chairman and Chief Executive Officer of Aston and its predecessors, Mr. Bilton brings management experience, necessary insight into Highbury’s operations and a historical perspective to the board of directors.

Theodore M. Leary Jr. has been a member of our board of directors since April 2009. Mr. Leary is the President of Crosswater Realty Advisors LLC, a real estate advisory firm he founded in 2005. Prior to founding Crosswater, he served for 22 years in a variety of roles as a Principal of Lowe Enterprises, a diversified real estate company. He was the President of Lowe Enterprises Investment Management, LLC, or LEIM, the institutional advisory arm of Lowe Enterprises, from 1990 to 2004 and the Chairman from 2004 to 2005. Mr. Leary worked for the Victor Palmieri Company from 1975 to 1982. Before entering the real estate business, Mr. Leary worked in the United States Senate as the chief of staff to U.S. Senator Abraham Ribicoff. Mr. Leary is a graduate of Harvard College and George Washington University Law School. Mr. Leary has considerable experience in the real estate investment management industry and he brings considerable industry and strategic knowledge to the board of directors.

Aidan J. Riordan has been a member of our board of directors since May 2007. Since 2003, Mr. Riordan has been a Partner at Calvert Street Capital Partners, Inc., or CSCP, a Baltimore-based private equity investment firm focused on middle-market manufacturing and service companies. Previously, he was an Associate with Castle Harlan, Inc., a New York-based middle-market private equity partnership from 2000 to 2003. Mr. Riordan also served as an Associate for Berkshire Capital Corporation from 1994 to 1998. He holds a Bachelor of Arts degree in Economics from the University of Pennsylvania and a Masters in Business Administration degree in Finance from Columbia Business School. Mr. Riordan currently serves on the boards of directors for two CSCP portfolio companies: Universal Millennium, a printing and graphics services company, and ADAPCO, a distributor of specialty chemicals and equipment. With considerable experience in private equity and investment banking, Mr. Riordan brings to the board of directors in-depth experience in strategic planning and finance.

John D. Weil has been a member of our board of directors since August 2009. Mr. Weil currently serves as President of Clayton Management Company, an investment firm, and has served in this capacity since 1978. Mr. Weil has also served as a trustee of Washington University in St. Louis since 2004 and has served as President of the governing board of the St. Louis Art Museum since 2008. Mr. Weil has served as a member of the Board of Directors of PICO Holdings, Inc. since 1996 and as Lead Director from May 2007 until he was elected Chairman in February 2008. Mr. Weil has also served as a member of the board of directors of Allied Health Products, Inc. and Baldwin & Lyons, Inc. since 1997. Mr. Weil brings significant business experience to the board of directors from his long career in the investment management business and his extensive experience on the boards of directors of other public companies.

In December 2002 an action initiated by the SEC against Mr. Weil was settled simultaneously with its filing pursuant to a consent agreement entered into by Mr. Weil. The SEC alleged violations of the anti-fraud provisions of the federal securities laws arising in connection with transactions in the securities of Kaye Group, Inc. ("Kaye Group") involving material non-public information. Mr. Weil was not an officer or director of Kaye Group. The transactions cited by the SEC in its complaint involved less than one percent of the securities of Kaye Group beneficially owned by Mr. Weil and less than one-tenth of one percent of the Kaye Group's outstanding shares. Mr. Weil consented to the entry of a final judgment of permanent injunction and other relief, including disgorgement of alleged profits in the amount of $47,000 and civil penalties of a like amount, but did not admit to nor deny any of the allegations in the SEC's complaint.

Number and Terms of Directors

Our board of directors has eight directors. Seven of the directors are divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Ammidon and Weil, will expire on the date of our annual meeting in 2012. The term of office of the second class of directors, consisting of Messrs. Cameron and Riordan, will expire on the date of our annual meeting in 2010. The term of office of the third class of directors, consisting of Messrs. Foote, Leary and Anderson, will expire on the date of our annual meeting in 2011.

Messrs. Bilton and Anderson were selected to serve as directors by the holders of our Series B preferred stock in accordance with the Certificate of Designation of the Series B preferred stock, which provides that the holders of our Series B preferred stock have the right to elect a number of directors equal to 25% of the total number of the our directors. On September 14, 2009, Mr. Anderson stepped down as a director selected by the holders of our Series B preferred stock. He was thereafter elected by our board of directors to serve as a director in the class of directors whose term will expire on the date of our 2011 annual meeting. Except for the right of holders of our Series B preferred stock to elect a number of directors equal to 25% of the total number of our directors, and the designation of Mr. Bilton to serve as one of their directors, no arrangement or understanding exists between any of our officers or directors and any other person or persons pursuant to which the officer or director was or is to be selected as an officer or director. There are no family relationships among any of our officers and directors. Mr. Bilton remains a director designated by the Series B preferred stock.

On December 18, 2009, we entered into an agreement with Peerless and Timothy E. Brog pursuant to which Peerless ended (i) its proxy contest to elect Mr. Brog to our board of directors at our 2009 annual meeting stockholders and (ii) its support of two non-binding stockholder resolutions. The agreement provides that if the Merger is not completed on or before July 16, 2010 or the Merger Agreement is terminated, then our board of directors will take all necessary action to appoint Mr. Brog to serve on our board of directors for a term expiring at the 2012 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Highbury’s officers and directors, and persons who own more than ten percent of Highbury’s common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Such persons are required by the SEC regulations to furnish us with copies of all Forms 3, 4 and 5 that they file. Based on our review of the Forms 3, 4 and 5 filed by such persons, we believe that all Section 16(a) filing requirements applicable to Highbury’s officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2009, with the following exceptions. Second Curve Capital LLC, a greater than 10% beneficial owner of Highbury’s common stock, filed (i) a late Form 3 with the SEC on March 12, 2009 which reported two transactions, (ii) a late Form 4 with the SEC on March 12, 2009 which reported five transactions and (iii) a late Form 4 with the SEC on October 9, 2009 which reported two transactions. Talon Asset Management, LLC, a greater than 10% beneficial owner of Highbury’s common stock, filed (i) a late Form 3 with the SEC on June 23, 2009 which reported two transactions and (ii) a late Form 4 with the SEC on October 6, 2009 which reported two transactions. Stuart D. Bilton, a director of Highbury and an officer of Aston, filed a late Form 4 with the SEC on August 19, 2009 which reported one transaction. Kenneth C. Anderson, a director of Highbury and officer of Aston, filed a late Form 4 with the SEC on August 18, 2009 which reported one transaction. Gerald Dillenburg, an officer of Aston, filed a late Form 4 with the SEC on August 20, 2009 which reported one transaction.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics for our officers and directors. The text of this Code of Business Conduct and Ethics may be found on our website at www.highburyfinancial.com. Amendments to and waivers from the Code of Business Conduct and Ethics that require disclosure under applicable SEC rules will be posted on our website.

Committees of the Board of Directors

Special Committee. In July 2009, our board of directors formed a Special Committee to explore and evaluate strategic alternatives aimed at enhancing stockholder value. The Special Committee consists of Hoyt Ammidon Jr., who chairs the Special Committee, Theodore M. Leary Jr. and Aidan J. Riordan. The Special Committee has hired the investment banking firm of Sandler O’Neill & Partners, L.P. and the law firm of Debevoise & Plimpton LLP to provide financial advisory and legal services, respectively, to the Special Committee.

Audit Committee. Prior to April 2009, our board of directors carried out the functions customarily undertaken by an audit committee. In April 2009, our board of directors formed an Audit Committee. The members of the Audit Committee are Hoyt Ammidon Jr. and Theodore M. Leary, Jr. The Audit Committee operates under a written charter adopted by our board of directors, which can be viewed on our website at www.highburyfinancial.com. Our board of directors has determined that each of R. Bruce Cameron, Richard S. Foote and Hoyt Ammidon Jr. qualify as an “audit committee financial expert” as that term is defined under Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act. However, since Messrs. Cameron and Foote are officers of Highbury, neither is “independent” as that term is defined under The Nasdaq Stock Market listing requirements.

Compensation Committee. Prior to February 2009, our board of directors carried out the functions customarily undertaken by a compensation committee. In February, 2009, our board of directors formed a Compensation Committee. The members of the Compensation Committee are Aidan J. Riordan and Hoyt Ammidon Jr. The Compensation Committee operates under a written charter adopted by our board of directors, which can be viewed on our website at www.highburyfinancial.com.

Nominating and Corporate Governance Committee. Prior to April 2009, our board of directors carried out the functions customarily undertaken by a nominating and corporate governance committee. In April 2009, our board of directors formed a Nominating and Corporate Governance Committee. The members of the Nominating and Corporate Governance Committee are Aidan J. Riordan and Theodore M. Leary, Jr. The Nominating and Corporate Governance Committee operates under a written charter adopted by our board of directors, which can be viewed on our website at www.highburyfinancial.com.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of the Chief Executive Officer and the two most highly compensated executive officers, other than the Chief Executive Officer, of Highbury for fiscal years 2008 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)		All Other Compensation		Total ($)
Richard S. Foote	2009	$300,000	$284,000	(1)	$884,000	(2)	$1,468,000
President, Chief Executive Officer and Director	2008	$—	$150,000		$—		$150,000

R. Bradley Forth	2009	$150,000	$167,000	(3)	$584,000	(4)	$901,000
Executive Vice President, Chief Financial Officer and Secretary	2008	$—	$75,000		$—		$75,000

Stuart D. Bilton(5)	2009	$257,500	$439,359		$—		$696,859
Chairman and Chief Executive Officer of Aston, Director	2008	$257,500	$410,550		$—		$668,050

(1)	On November 25, 2009, Highbury’s Compensation Committee approved an incentive bonus of $284,000 for Mr. Foote for 2009. The incentive bonus was paid in December 2009.

(2)
In connection with the Company’s exploration of strategic alternatives, the Special Committee and Compensation Committee approved a retention bonus of $300,000 for Mr. Foote. The retention bonus was paid in December 2009. In connection with the Merger Agreement, Highbury entered into a severance agreement, dated as of December 12, 2009, with Mr. Foote. Pursuant to the severance agreement, if the employment of Mr. Foote is terminated (i) by Highbury without cause, (ii) due to the death or (iii) voluntarily for good reason, then Highbury shall pay to Mr. Foote the following: (a) his earned salary, (b) his accrued obligations and (c) a separation payment equal to $584,000 (an amount equal to the sum of his base salary currently in effect and the amount payable to him as an annual incentive bonus for services rendered by him in 2009). This separation payment was recognized as an expense by the Company and as income by Mr. Foote in 2009, but is currently being held in a trust account. If the Merger closes, it is anticipated that Mr. Foote will receive his separation payment. The separation payment will revert to the Company if the Merger is not consummated or if Mr. Foote (i) is terminated for cause (as defined in the severance agreement) or (ii) voluntarily terminates his employment with Highbury, other than a voluntary termination for good reason. The retention bonus and the separation payment are included in the column entitled “All Other Compensation” above.

(3)
On November 25, 2009, Highbury’s Compensation Committee approved an incentive bonus of $142,000 for Mr. Forth for 2009. In December 2009, Highbury’s Compensation Committee approved a one-time bonus of $25,000 for Mr. Forth in consideration, in part, for the exceptional effort and time commitment required of him in the negotiation of the merger agreement. The incentive bonus and the one-time bonus were paid in December 2009.

(4)
In connection with the Company’s exploration of strategic alternatives, the Special Committee and Compensation Committee also approved a retention bonus of $292,000 for Mr. Forth.  The retention bonus was paid in December 2009.  In connection with the Merger Agreement, Highbury entered into a severance agreement, dated as of December 12, 2009, with Mr. Forth. Pursuant to the severance agreement, if the employment of Mr. Forth is terminated (i) by Highbury without cause, (ii) due to the death or (iii) voluntarily for good reason, then Highbury shall pay to Mr. Forth the following: (a) his earned salary, (b) his accrued obligations and (c) a separation payment equal to $292,000 (an amount equal to the sum of his base salary currently in effect and the amount payable to him as an annual incentive bonus for services rendered by him in 2009). This separation payment was recognized as an expense by the Company and as income by Mr. Forth in 2009, but is currently being held in a trust account.  If the Merger closes, it is anticipated that Mr. Forth will receive his separation payment.  The separation payment will revert to the Company if the Merger is not consummated or if Mr. Forth (i) is terminated for cause (as defined in the severance agreement) or (ii) voluntarily terminates his employment with Highbury, other than a voluntary termination for good reason.  The retention bonus and the separation payment are included in the column entitled “All Other Compensation” above.

(5)
The salary and bonus of Mr. Bilton is paid out of Aston’s Operating Allocation pursuant to the Management Agreement. A description of the Management Agreement is included in Item 13 “Certain Relationships and Related Transactions—Management Agreement.”

2009 DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation of the independent directors of Highbury for fiscal year 2009. The remaining directors did not receive any compensation for fiscal year 2009 for their service on the board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Hoyt Ammidon Jr.	$84,000	—	—	—	$84,000
Theodore M. Leary Jr.	$64,000	—	—	—	$64,000
Aidan J. Riordan	$74,000	—	—	—	$74,000
John D. Weil	$20,000	—	—	—	$20,000

Highbury’s board of directors has approved annual cash fees for each of the Company’s independent directors of $40,000 for 2010. Highbury’s board of directors has also approved additional fees for the independent directors serving on the Special Committee of the Company’s board of directors including an annual fee of $40,000 to be paid to the chairman (Mr. Ammidon), an annual fee of $20,000 to be paid to other members (Messrs. Leary and Riordan) and a fee of $1,000 to be paid to each member for each meeting of the Special Committee attended, whether in person or by telephonic conference.

POTENTIAL PAYMENTS UPON TERMINATION AND CHANGE IN CONTROL

In connection with entering into the Merger Agreement, Richard S. Foote, Highbury's President and Chief Executive Officer and a director, and R. Bradley Forth, Highbury's Executive Vice President, Chief Financial Officer and Secretary, entered into severance agreements with Highbury.  The severance agreements terminate on December 31, 2010.

These severance agreements provide that if either of Messrs. Foote or Forth (i) is terminated for cause (as defined in the severance agreements) or (ii) voluntarily terminates his employment with Highbury, other than a voluntary termination for good reason (as defined in the severance agreements), then Highbury will pay to him his base salary earned but unpaid through the date of termination, or his “Earned Salary," and any vested amounts of benefits owing to him under Highbury's applicable employee benefit plans and programs, including any compensation previously deferred by him (together with any accrued earnings thereon) and not yet paid, or his "Accrued Obligations.”

If the employment of either of Messrs. Foote or Forth is terminated (i) by Highbury without cause, (ii) due to death, or (iii) voluntarily for good reason, then Highbury will pay to Mr. Foote or Mr. Forth, as the case may be, the following: (a) his Earned Salary, (b) his Accrued Obligations and (c) a separation payment equal to $584,000, in the case of Mr. Foote, and $292,000 in the case of Mr. Forth (each amount equal to the sum of his respective base salary currently in effect and the amount payable to him as an annual incentive payment for services rendered by him in 2009).  As described in the severance agreements, the definition of “termination for good reason” requires both a change in control of Highbury and the occurrence of certain enumerated events.  A change of control of Highbury (as defined in the severance agreements) includes the transactions contemplated by the Merger Agreement.  As the Merger Agreement calls for the resignation of all of Highbury’s officers, as a condition to the closing, “good reason” also includes each executive’s voluntary resignation after the conditions to closing of the Merger have been satisfied, to be effective upon the closing of the Merger.  Accordingly, if the Merger closes, it is anticipated that they will receive the separation payments.

Payment of the separation payment is contingent upon Mr. Foote or Mr. Forth, as the case may be, executing a general release agreement in favor of Highbury within 60 days of his termination.  The separation payment shall be payable in all cases, other than death, as soon as practicable (but no later than 10 days) following the expiration of the seven-day revocation period stated in the general release agreement, and in the case of death, within 30 days after death.  In addition, Mr. Forth will be subject to a six-month post-termination non-competition commitment in favor of Highbury.

Compensation Committee Interlocks and Insider Participation

In February 2009, Highbury’s board of directors formed a Compensation Committee consisting of Messrs. Ammidon and Riordan. Prior to February 2009, Highbury’s entire board of directors carried out the functions customarily undertaken by the Compensation Committee. Two members of Highbury’s board of directors, Messrs. Cameron and Foote, were executive officers of Highbury during the fiscal year ended December 31, 2009. In addition, Messrs. Cameron and Foote are executive officers of, and serve on the compensation committee of Berkshire Capital. For a description of certain transactions between us and Messrs. Cameron and Foote, see Item 13 “Certain Relationships and Related Transactions, and Director Independence—Share Issuances to Initial Stockholders.”  For a description of certain transactions between us and Berkshire Capital, which will benefit Messrs. Cameron and Foote to the extent of their interest in Berkshire Capital, see Item 13 “Certain Relationships and Related Transactions, and Director Independence—Office Services Agreement” and “—Financial Adviser Engagement.” During the fiscal year ended December 31, 2009, Messrs. Cameron, Foote and Forth participated in the deliberations of Highbury’s board of directors concerning executive officer compensation but did not vote on the executive officer compensation proposal.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 22, 2010 in respect of the beneficial ownership of Highbury’s common stock and Series B preferred stock by each director, by each named executive officer and by all directors and executive officers of Highbury as a group, and each person known by Highbury, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of Highbury’s outstanding shares of common stock or Series B preferred stock. The percentages of common stock beneficially owned are based on 18,526,171 shares of common stock outstanding as of March 22, 2010, adjusted for each holders’ shares of common stock issuable upon conversion of shares of Series B preferred stock, if any. The percentages of Series B preferred stock beneficially owned are based on 1,000 shares of Series B preferred stock outstanding as of March 22, 2010.

Unless otherwise indicated, Highbury believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock and Series B preferred stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Common Stock	Approximate Percentage of Outstanding Common Stock	Amount and Nature of Beneficial Ownership of Series B Convertible Preferred Stock	Approximate Percentage of Outstanding Series B Convertible Preferred Stock
Affiliated Managers Group, Inc.(2)	5,607,813	27.0%	657.16	65.7%
Stuart D. Bilton(3)	1,671,480	8.3%	371.44	37.1%
John D. Weil(4)	1,376,500	7.4%	—	—
Kenneth C. Anderson(5)	1,285,740	6.5%	285.72	28.6%
R. Bruce Cameron(6)	1,223,751	6.6%	—	—
Broad Hollow LLC(7)	1,001,250	5.4%	—	—
Richard S. Foote(8)	667,500	3.6%	—	—
Gerald Dillenburg(9)	642,870	3.4%	142.86	14.3%
R. Bradley Forth	111,249	*	—	—
Aidan J. Riordan	3,450	*	—	—
Hoyt Ammidon Jr.	2,000	*	—	—
Theodore M. Leary, Jr.(10)	—	—	—	—
Peerless Systems Corporation(11)	3,070,355	16.6%	—	—
Pine River Capital Management L.P.(12)	1,538,159	8.3%	—	—
Woodbourne Partners, L.P.(13)	1,368,000	7.4%	—	—
Talon Asset Management, LLC(14)	1,287,837	7.0%	—	—
Fairview Capital(15)	1,189,635	6.4%	—	—
Second Curve Capital, LLC(16)	1,002,000	5.4%	—	—
Christine R. Dragon(17)	257,130	1.4%	57.14	5.7%
All executive officers and directors as a group	6,341,670	29.5%	657.16	65.7%

*	Less than 1% of the outstanding shares.

(1)	Unless otherwise noted, the business address of each stockholder listed in this table is c/o Highbury Financial Inc., 999 18th Street, Suite 3000, Denver, Colorado 80202.

(2)
As reported in the Schedule 13D filed with the SEC on December 22, 2009 by AMG, AMG has shared voting power over shares beneficially owned by SDB Aston, Inc., an entity affiliated with Stuart D. Bilton, KCA Aston, Inc., an entity affiliated with Kenneth C. Anderson, R. Bruce Cameron, Richard S. Foote, Aidan J. Riordan, Hoyt Ammidon Jr., R. Bradley Forth, Broad Hollow LLC and Woodbourne Partners, L.P. with respect to the specific matters identified in those certain voting agreements, dated December 12, 2009, by and between AMG and each of the foregoing. Pursuant to the voting agreements, AMG is, or may be deemed to be, the beneficial owner of 5,607,813 shares of Highbury common stock and 657.16 shares of Series B preferred stock as of December 12, 2009. AMG’s principal executive office is located at 600 Hale Street, Prides Crossing, Massachusetts 01965.

(3)
Mr. Bilton beneficially owns, and SDB Aston, Inc. is the record owner of, 371.44 shares of Series B preferred stock, which represents approximately 37.1% of the outstanding shares of Series B preferred stock. Mr. Bilton and SDB Aston, Inc. may be deemed to beneficially own in the aggregate 1,671,480 shares of common stock issuable upon conversion of the 371.44 shares of Series B preferred stock. SDB Aston, Inc., and Mr. Bilton by virtue of being the sole stockholder of SDB Aston, Inc., may be deemed to have shared voting and dispositive power with respect to 371.44 shares of Series B preferred stock convertible into 1,671,480 shares of common stock. The business address of SDB Aston, Inc. and Mr. Bilton is c/o Aston Asset Management LLC, 120 North La Salle Street, Suite 2500, Chicago, Illinois 60602.

(4)
As reported in the Schedule 13D filed with the SEC on December 15, 2009 by Woodbourne Partners L.P., Clayton Management Company and John D. Weil. Mr. Weil is the President of Clayton Management Company, which is the general partner of Woodbourne Partners, L.P. 1,368,000 shares of common stock are held of record by Woodbourne Partners, L.P. Woodbourne and Clayton Management Company share voting power with Mr. Weil, who has sole dispositive power over such shares. In addition, shares reported as beneficially owned by Mr. Weil also include 8,500 shares of common stock owned by Mr. Weil's spouse, Anabeth Weil, in an IRA account, over which Mr. Weil may be deemed to have indirect sole voting and dispositive power. The business address of Mr. Weil is 200 North Broadway, Suite 825, St. Louis, Missouri 63102.

(5)
Mr. Anderson beneficially owns, and KCA Aston, Inc. is the record owner of, 285.72 shares of Series B preferred stock, which represents approximately 28.6% of the outstanding shares of Series B preferred stock. Mr. Anderson and KCA Aston, Inc. may be deemed to beneficially own in the aggregate 1,285,740 shares of common stock issuable upon conversion of the 285.72 shares of Series B preferred stock. KCA Aston, Inc., and Mr. Anderson by virtue of being the sole stockholder of KCA Aston, Inc., may be deemed to have shared voting and dispositive power with respect to 285.72 shares of Series B preferred stock convertible into 1,285,740 shares of common stock. The business address of KCA Aston, Inc. and Mr. Anderson is c/o Aston Asset Management LLC, 120 North La Salle Street, Suite 2500, Chicago, Illinois 60602.

(6)
Includes 1,001,250 shares owned of record by Broad Hollow LLC that are attributed to Mr. Cameron, according to Section 13(d) of the Exchange Act, due to his position as the managing member of Broad Hollow LLC. The business address of Mr. Cameron is c/o Berkshire Capital Securities LLC, 535 Madison Avenue, 19th Floor, New York, New York 10022.

(7)	The business address of Broad Hollow LLC is c/o Berkshire Capital Securities LLC, 535 Madison Avenue, 19th Floor, New York, New York 10022.

(8)	The business address of Mr. Foote is c/o Berkshire Capital Securities LLC, 535 Madison Avenue, 19th Floor, New York, New York 10022.

(9)
Mr. Dillenburg beneficially owns, and GFD Aston, Inc. is the record owner of, 142.86 shares of Series B preferred stock, which represents approximately 14.3% of the outstanding shares of Series B preferred stock. Mr. Dillenburg and GFD Aston, Inc. may be deemed to beneficially own in the aggregate 642,870 shares of common stock issuable upon conversion of the 142.86 shares of Series B preferred stock. GFD Aston Inc., and Mr. Dillenburg by virtue of being the sole stockholder of GFD Aston, Inc., may be deemed to have shared voting and dispositive power with respect to 142.86 shares of Series B preferred stock convertible into 642,870 shares of common stock. The business address of GFD Aston, Inc. and Mr. Dillenburg is c/o Aston Asset Management LLC, 120 North La Salle Street, Suite 2500, Chicago, Illinois 60602.

(10)	The business address of Mr. Leary is 308 N. Sycamore Avenue, Apt. 406, Los Angeles, California 90036.

(11)
As reported in the Schedule 13D/A filed with the SEC on October 9, 2009 by Peerless.  Peerless has sole voting and dispositive power over all of the shares of common stock. All securities are owned directly by Peerless, a company of which Timothy E. Brog is a director. Mr. Brog was nominated by Peerless for election as a director of Highbury. Mr. Brog may be deemed to beneficially own the Highbury securities directly owned by Peerless. Mr. Brog disclaims ownership of all such securities. Peerless and Mr. Brog, have entered into an agreement, dated December 18, 2009, with Highbury pursuant to which Peerless Systems Corporation has withdrawn (i) its nomination of Mr. Brog to Highbury’s board of directors and (ii) its intent to propose two non-binding stockholder proposals. Under the agreement, if the Merger is not completed on or before July 16, 2010, or the Merger Agreement is terminated, then Highbury’s board of directors will take all necessary action to appoint Mr. Brog to serve on Highbury’s board of directors for a term expiring at the 2012 annual meeting of stockholders. The business address of Peerless is 2381 Rosecrans Avenue, El Segundo, California 90245.

(12)
As reported in the Schedule 13G/A filed with the SEC on January 15, 2010 by Brian Taylor, Pine River Capital Management L.P., and Nisswa Acquisition Master Fund Ltd. Brian Taylor and Pine River Capital Management L.P. have shared voting power and shared dispositive power over 1,538,159 shares of common stock; and Nisswa Master Fund Ltd. has shared voting power and shared dispositive power over 1,475,659 shares of common stock. The business address of each of these persons is c/o Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305.

(13)
As reported in the Schedule 13D filed with the SEC on December 15, 2009 by Woodbourne Partners L.P., Clayton Management Company and John D. Weil. 1,368,000 shares of common stock are held of record by Woodbourne Partners, L.P. The controlling person of Woodbourne Partners, L.P. is Clayton Management Company, its General Partner, and Mr. Weil is the President and controlling person of Clayton Management Company. Woodbourne and Clayton Management Company share voting power with Mr. Weil, who has sole dispositive power over such shares. The business address of Woodbourne Partners, L.P. is 200 North Broadway, Suite 825, St. Louis, Missouri 63102.

(14)
As reported in the Schedule 13G/A filed with the SEC on January 26, 2010 by Talon Opportunity Partners, L.P., Talon Opportunity Managers, LLC and Talon Asset Management, LLC. Talon Opportunity Managers, LLC is the general partner of Talon Opportunity Partners, L.P. Talon Asset Management, LLC is the manager of Talon Opportunity Managers, LLC. As a consequence, Talon Asset Management, LLC and Talon Opportunity Managers, LLC may be deemed to share beneficial ownership of all of the shares of common stock owned by Talon Opportunity Partners, L.P. Talon Asset Management, LLC has shared voting and dispositive power over 1,287,837 shares of common stock. Talon Opportunity Managers, LLC and Talon Opportunity Partners, L.P. each has shared voting and dispositive power over 1,273,837 shares of common stock. The business address of each of the reporting persons is One North Franklin Street, Suite 900, Chicago, Illinois 60606.

(15)
As reported in the Schedule 13G/A filed with the SEC on February 5, 2010 by Fairview Capital, Fairview Capital Investment Management, LLC, Andrew F. Mathieson, Scott W. Clark and Darlington Partners, L.P. Fairview Capital Investment Management, LLC is an investment adviser. It is the general partner and investment adviser of Darlington Partners, L.P. Fairview Capital is the manager of Fairview Capital Investment Management, LLC. Mr. Mathieson is the controlling stockholder and President of Fairview Capital. Mr. Clark is a member and portfolio manager of Fairview Capital Investment Management, LLC. The reporting persons have shared voting and dispositive power over 1,189,635 shares and Mr. Clark has sole voting and dispositive power over an additional 6,500 shares. The business address of each of the reporting persons is 300 Drakes Landing Road, Suite 250, Greenbrae, California 94904.

(16)
As reported in a Schedule 13G/A filed with the SEC on February 17, 2009 by Second Curve Capital, LLC, Thomas K. Brown and Second Curve Opportunity Fund, LP. Second Curve Capital, LLC and Thomas Brown have shared voting and dispositive power with respect to 1,002,000 shares. Second Curve Opportunity Fund, LP has shared voting and dispositive power with respect to 497,820 of the 1,002,000 shares. The business address of each of these persons is 237 Park Avenue, 9th Floor, New York, New York 10017.

(17)
Ms. Dragon beneficially owns, and CRD Aston, Inc. is the record owner of, 57.14 shares of Series B preferred stock, which represents approximately 5.7% of the outstanding shares of Series B preferred stock. Ms. Dragon and CRD Aston, Inc. may be deemed to beneficially own in the aggregate 257,130 shares of common stock issuable upon conversion of the 57.14 shares of Series B preferred stock. CRD Aston, Inc., and Ms. Dragon by virtue of being the sole stockholder of CRD Aston, Inc., may be deemed to have shared voting and dispositive power with respect to 57.14 shares of Series B preferred stock. The business address of CRD Aston, Inc. and Ms. Dragon is c/o Aston Asset Management LLC, 120 North La Salle Street, Suite 2500, Chicago, Illinois 60602.

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

In 2008, Highbury’s board of directors adopted the Highbury Financial Inc. 2008 Equity Incentive Plan, or the “Equity Incentive Plan.” The Equity Incentive Plan is intended to retain and reward highly qualified employees, executive officers, consultants and directors of Highbury and its affiliates, and to encourage their ownership of common stock. The plan was included in the Company’s 2008 proxy statement but was not approved by Highbury’s stockholders. However, the Equity Incentive Plan remains in effect, securities are authorized for issuance under the Equity Incentive Plan, and the board of directors may make awards under this plan. Below is a summary of the principal provisions of the Equity Incentive Plan. The summary does not purport to be exhaustive and is qualified by the full text of the plan.  Highbury has never made any awards under this plan.

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

Maximum Number of Shares Available for Qualified Performance-Based Awards.  The maximum number of shares of common stock (or their cash equivalent) available for awards intended to qualify as “performance-based compensation” under Section 162(m) of the Code, or “Qualified Performance-Based Awards,” is the number of “Base Shares” calculated as of the last day of the last performance period to expire under the Plan (which cannot expire later than October 21, 2028). This maximum is also reduced by the Initial Shares and by any shares that are subject to, or have been issued pursuant to, awards under the Equity Incentive Plan other than Qualified Performance-Based Awards. The “Base Shares” are the Initial Shares, increased annually, on a compounded basis, by the least of (i) 4.855%, the 2008 burn rate cap for non-Russell 3000 diversified financial companies, the industry group with which Highbury has the most in common, as published by RiskMetrics Group and adjusted for full value awards, (ii) the future burn rate cap applicable to Highbury published by RiskMetrics Group, and (iii) any lower rate recommended by the President and Chief Executive Officer of Highbury and approved by the Compensation Committee, referred to as the “Burn Rate Cap.” The number of shares of common stock available for Qualified Performance-Based Awards shall also be subject to reduction if the “CAGR” for all performance periods under the Equity Incentive Plan is less than 30%. “CAGR” means the compound annual growth rate in “Cash Net Income Per Share” over a performance period, expressed as a percentage. “Cash Net Income Per Share” means, with respect to any year, the quotient obtained by dividing (i) net income before amortization, intangible-related deferred taxes, affiliate depreciation and other non-cash expenses (including, without limitation, any charges related to the Equity Incentive Plan or any other equity-based or cash-based incentive compensation plan of Highbury), as determined by the Compensation Committee based on the audited financial statements of Highbury for such year, by (ii) the daily weighted average number of shares of common stock outstanding during such year, determined on a diluted basis using the treasury stock method to determine the number of common stock share equivalents issuable pursuant to any dilutive securities, excluding any shares of common stock issued or issuable pursuant to awards under the Equity Incentive Plan or under any other equity-based compensation plan of Highbury.

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

Types of Awards.  Awards under the Equity Incentive Plan may include incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, qualified performance-based awards, including performance stock units, and stock grants. Since the stockholders’ approval of the Equity Incentive Plan was not obtained prior to October 21, 2009, only nonqualified stock options may be granted under the plan.

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

Agreements Related to Share Issuances to Related Parties

Our initial stockholders are entitled to registration rights with respect to the shares of common stock and units of the Company owned by them. The holders of the majority of the shares purchased prior to the initial public offering, or the founding shares, and the holders of the majority of the units purchased in the private placement completed contemporaneously with our initial public offering are each entitled to make up to two demands that we register these securities and any other securities of ours owned by them. In addition, our initial stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed by us. We will bear the expenses incurred in connection with the filing of any of the foregoing registration statements. These securities are also eligible for resale pursuant to Rule 144 under the Securities Act.

The holders of Series B preferred stock have registration rights with respect to the shares of common stock issuable upon conversion of the Series B preferred stock.  The holders of a majority of the shares issuable upon conversion of the Series B preferred stock are entitled to make up to three demands that we register the resale of the shares of common stock issuable upon the conversion of shares of Series B preferred stock, but only after the shares of Series B preferred stock have been converted into common stock.  In addition, the holders of our Series B preferred stock have certain “piggy-back” registration rights with respect to the shares of common stock issuable upon conversion of our Series B preferred stock.  Highbury will bear the expenses incurred in connection with the filing of any of the foregoing registration statements.

Office Services Agreement

On October 31, 2007, we entered into an office services agreement with Berkshire Capital which provides for a monthly fixed fee of $10,000 for office and secretarial services including use and access to our office in Denver, Colorado and those other office facilities of Berkshire Capital as we may reasonably require as well as information technology equipment and access to numerous subscription-based periodicals and databases. In addition, certain employees of Berkshire Capital provide us with financial reporting, administrative and information technology support on a daily basis. R. Bruce Cameron, our Chairman of the board of directors, Richard S. Foote, our President, Chief Executive Officer and Director, and R. Bradley Forth, our Executive Vice President, Chief Financial Officer and Secretary are employees and equity owners of Berkshire Capital. As a result of these affiliations, these individuals will benefit from the transaction to the extent of their interest in Berkshire Capital.  This arrangement, however, is solely for our benefit and is not intended to provide any of our executive officers compensation in lieu of a salary. We believe, based on rents and fees for similar services, that the fee charged by Berkshire Capital is more favorable than we could have obtained from an unaffiliated third party. The term of the agreement is indefinite and the agreement is terminable by either party upon six months’ prior notice. In connection with the signing of the Merger Agreement, Highbury and Berkshire Capital entered into a termination agreement, dated as of December 12, 2009, pursuant to which the office services agreement will terminate at the time of the closing of the Merger. This agreement was ratified in accordance with our Related Person Policy described below.

Financial Advisor Engagement

We have engaged Berkshire Capital to act as our non-exclusive financial adviser in connection with possible acquisitions and a review of strategic alternatives. In such capacity, Berkshire Capital will assist us in (i) structuring, negotiating and completing acquisitions of targets identified by us and acknowledged by both us and Berkshire Capital as being subject to Berkshire Capital’s engagement, and (ii) identifying prospective purchasers if we decide to pursue a sale transaction, and structuring, negotiating and assisting us in the completion of such transaction. If we enter into an agreement to acquire a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then we will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, we will pay Berkshire Capital $200,000, which will be credited against the success fee.  Upon the consummation of the Merger, we will pay Berkshire Capital a success fee at closing equal to the greater of (x) 1.0% of the aggregate consideration in the Merger and (y) $1,000,000. Upon the execution of the Merger Agreement, we paid Berkshire Capital $150,000, which will be credited against the success fee. We will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct.  R. Bruce Cameron, our Chairman of the board of directors, Richard S. Foote, our President, Chief Executive Officer and Director, and R. Bradley Forth, our Executive Vice President, Chief Financial Officer and Secretary are employees and equity owners of Berkshire Capital. As a result of these affiliations, these individuals will benefit from the transaction to the extent of their interest in Berkshire Capital. Berkshire Capital has agreed to take such measures as necessary to ensure that Messrs. Cameron, Foote and Forth do not receive compensation from Berkshire Capital directly from the fee paid to Berkshire Capital in connection with the Merger. We believe, based on discussions with other investment banks, that the terms of our engagement of Berkshire Capital are at least as favorable as we could have obtained from an unaffiliated third party. Our engagement of Berkshire Capital was approved in accordance with our Related Person Policy described below.

In connection with the signing of the Merger Agreement, Highbury and Berkshire Capital entered into a Termination Agreement, dated December 12, 2009, pursuant to which Berkshire Capital’s engagement as financial advisor of Highbury will terminate at the time of the closing of the Merger.

The Special Committee of Highbury's board of directors engaged Sandler O’Neill & Partners, L.P., or “Sandler O’Neill,” to render an opinion to the Special Committee on the fairness from a financial point of view of the merger consideration to be received by the holders of shares of Highbury common stock in the Merger. Sandler O’Neill is an investment banking firm that regularly is engaged in the valuation of financial institutions and their securities in connection with mergers and acquisitions and other corporate transactions. The Special Committee decided to use the services of Sandler O’Neill because it is a recognized investment banking firm that has significant expertise in merger and acquisition transactions in the investment management industry. Pursuant to the engagement letter, Highbury paid Sandler O’Neill a fee of $300,000 for the fairness opinion delivered to the Special Committee in connection with the Merger and reimbursed Sandler O’Neill for its reasonable out-of-pocket expenses. Highbury also agreed to indemnify Sandler O’Neill in the event Sandler O’Neill were to incur certain losses as a result of its engagement by the Special Committee. In addition, Sandler O’Neill received an advisory fee of $150,000 upon execution of its engagement letter and a fee of $150,000 for providing a fairness opinion in connection with the Series B Exchange.

Exchange Agreements

On August 10, 2009, Highbury entered into the First Exchange Agreement with the Series B Investors and the Management Members. Pursuant to the First Exchange Agreement, the Series B Investors sold all of their Series B limited liability company interests to Highbury in exchange for shares of Series B preferred stock of Highbury. The Series B Investors include affiliates of Stuart D. Bilton, one of our directors and the Chairman and CEO of Aston, and Kenneth C. Anderson, one of our directors and the President of Aston, and each of Messrs. Bilton and Anderson is a Management Member. As a result of the transaction, Aston became a wholly-owned subsidiary of Highbury.

Pursuant to the terms of the First Exchange Agreement, each holder of Series B limited liability company interests received, in exchange for each Series B limited liability company interest, 2.8571 shares of Series B preferred stock which resulted in an aggregate issuance of 1,000 shares of Series B preferred stock with a face value of $22.5 million. An affiliate of Mr. Bilton received 371.44 shares of Series B preferred stock, and an affiliate of Mr. Anderson received 285.72 shares of Series B preferred stock. The rights of the holders of Series B preferred stock are set forth in the Certificate of Designation of the Series B preferred stock which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 11, 2009.

In connection with the closing of the First Exchange Agreement, Aston distributed $790,000 to the Management Members, as holders of Series B limited liability company interests, as a return of capital.

On September 14, 2009, Highbury entered into the Second Exchange Agreement with the Series B Investors, including affiliates of Stuart D. Bilton, one of our directors and the Chairman and CEO of Aston, and Kenneth C. Anderson, one of our directors and the President of Aston. Pursuant to the Second Exchange Agreement, the Series B Investors agreed to exchange up to 36% of their shares of Series B preferred stock to Highbury for up to 1,620,000 shares of common stock.

Pursuant to the Second Exchange Agreement, each time a person becomes a beneficial owner of 25% or more of the outstanding voting securities of Highbury, or a 25% Stockholder, Highbury simultaneously will issue to each Series B Investor its pro rata share of the “Exchange Shares.” “Exchange Shares” means the number of shares of common stock that Highbury must issue such that after such issuance the number of voting securities held by the 25% Stockholder that triggered the exchange will be equal to one share less than 25% of the outstanding voting securities. In exchange for the Exchange Shares, each Series B Investor will assign to Highbury such number of shares or fractional shares of Series B preferred stock (which shall not exceed 360 shares of Series B preferred stock in the aggregate) equal to the quotient of (x) the number of Exchange Shares issued to such B Investor and (y) 4,500, subject to standard anti-dilution provisions. The number of shares of common stock to be received in exchange for each share of Series B preferred stock is the same as the number of shares of common stock into which the Series B preferred stock is presently convertible.

The maximum number of shares of common stock that Highbury may be required to issue in exchange for Series B preferred stock pursuant to the Second Exchange Agreement is 1,620,000. The maximum number of shares that may be issued to each of Messrs. Bilton and Anderson is 601,714 and 462,857, respectively. An exchange may not occur after the earlier to occur of (i) the first anniversary of the date of the Second Exchange Agreement and (ii) a transaction that would constitute a Change of Control (as defined in the Certificate of Designation of the Series B preferred stock) of Highbury. If an exchange does not occur on or before the first anniversary of the date of the Second Exchange Agreement, the Second Exchange Agreement will terminate. As of March 22, 2010, no exchange has been consummated under the Second Exchange Agreement.

In connection with the signing of the Merger Agreement, Highbury, Aston, the Series B Investors and the Management Members entered into a Termination Agreement, dated as of December 12, 2009, pursuant to which the First Exchange Agreement, the Second Exchange Agreement, the Amended and Restated Investor Rights Agreement and the Management Agreement will each terminate effective immediately prior to the time of the closing of the Merger.

In connection with the signing of the Merger Agreement, Highbury and each of the Series B Investors have entered into an Exchange Agreement, dated as of December 12, 2009, pursuant to which the Series B Investors will exchange all of their shares of Series B preferred stock for newly issues shares of Highbury common stock immediately prior to the effective time of the Merger.

Amended and Restated Investor Rights Agreement

As part of the First Exchange Agreement, Highbury entered into an Investor Rights Agreement with the Series B Investors and the Management Members. In connection with the Second Exchange Agreement, Highbury entered into an Amended and Restated Investor Rights Agreement, dated September 14, 2009, with the Series B Investors and Management Stockholders.

The Amended and Restated Investor Rights Agreement provides each of the Series B Investors with certain registration rights for shares of common stock issued upon conversion of the Series B preferred stock and the Exchange Shares, including three demand registration rights and unlimited piggy-back registration rights.

The Amended and Restated Investor Rights Agreement also places certain restrictions on the transfer of shares of Series B preferred stock and Exchange Shares. The Amended and Restated Investor Rights Agreement includes certain restrictions on voting by the Series B Investors, including the affiliates of Messrs. Bilton and Anderson, which limit the aggregate vote of Exchange Shares and Series B preferred stock to not represent more than 25% of the votes that may be cast on any matter.

Management Agreement

In connection with the First Exchange Agreement, Highbury entered into the Management Agreement with each of the Management Members, including Messrs. Bilton and Anderson, and Aston which delegates certain powers to a management committee composed initially of Management Members, to operate the business of Aston. Pursuant to the Management Agreement, approximately 72% of the revenues of Aston, the Operating Allocation, shall be allocated by the management committee for use by management of Aston to pay the operating expenses of Aston, including salaries and bonuses. The remaining 28% of revenues of Aston, the Owner’s Allocation, is paid to Highbury as the owner of the business. Highbury’s contractual share of revenues has priority over any payment of the Operating Allocation. Any reduction in revenues to be paid to Highbury as a result of expenses exceeding the Operating Allocation is required to be paid to Highbury out of future Operating Allocation before any compensation may be paid to the Management Members. In the event that operating expenses are less than the limit imposed by the Operating Allocation, the balance may be paid as bonuses to the Management Members, including Messrs. Bilton and Anderson.

Amended and Restated Limited Partnership Agreement of Aston Asset Management, LP

In connection with the entering into of the Merger Agreement, Highbury, AMG, Merger Sub and certain employee members of the Aston management team entered into the LP Agreement to be effective immediately prior to the closing of the Merger.  Pursuant to the terms of the LP Agreement, immediately prior to the closing of the Merger, Aston will be converted into a limited partnership under Delaware law and shall operate under the LP Agreement following such conversion.  Merger Sub will be the general partner of the partnership following such conversion, and the Aston management employees will be limited partners of the partnership.  Pursuant to the LP Agreement, 67% of the revenues of Aston is allocated for use by management of Aston to pay the operating expenses of Aston, including salaries and bonuses.  The remaining 33% of the revenues of Aston is allocated to the owners of Aston.  The portion of the revenues allocated to the owners of Aston is allocated among the partners of Aston according to their relative ownership interests.  Of the 33% of the revenues of Aston allocated to its owners, 1.7% of Aston revenue is allocated to Stuart Bilton and 1.3% of Aston revenue is allocated to Kenneth Anderson.  Pursuant to the LP Agreement, 28% of Aston revenues (or 85% of the revenues of Aston allocated to its owners) is allocated to Merger Sub and the remaining 5% of Aston revenues (or 15% of the revenues of Aston allocated to its owners) is allocated among the management limited partners as a group, including the interests of Messrs. Bilton and Anderson described above.  Messrs. Bilton and Anderson are currently executive officers of Aston and directors of Highbury.  Pursuant to the terms of the current Management Agreement between the Management Members and Highbury, approximately 72% of the revenues of Aston is allocated to Operating Allocation.  Under the terms of the LP Agreement, the 5% difference in revenues that is no longer allocated to pay the operating expenses of Aston, including salaries and bonuses, as is currently provided for under the existing Management Agreement, is provided to the management limited partners through their portion of the allocation of the revenues of Aston allocated to its owners.

Merger Sub’s contractual share of revenues has priority over the distributions to the Management Members in the event Aston’s actual operating expenses exceed the allocation provided to pay the operating expenses.  As a result, excess expenses first reduce the portion of the revenues of Aston allocated to its owners allocated to the management limited partners until the management limited partners’ allocation is eliminated, after which Merger Sub’s allocation is reduced.

The limited partnership interests owned by the management limited partners are subject to certain put and call rights upon the happening of certain events and are generally restricted from being transferred by the management limited partners.

Employment Agreements

As a condition to AMG entering into the Merger Agreement each of Stuart Bilton and Kenneth Anderson and certain other key employees of Aston or the “Key Employees,” entered into employment agreements, dated as of December 12, 2009, with Highbury, Aston and Merger Sub.  The employment agreements will become effective upon the closing of the Merger and will terminate upon termination of the Merger Agreement if the closing of the Merger does not occur.  The term of each employment agreement is 15 years except for the employment agreement with Mr. Bilton which has a term of four years.  The Key Employees’ compensation (including salary and bonus) will be determined by a management committee of Aston or its delegates in accordance with the LP Agreement.  The Key Employees will hold those positions and perform such duties as assigned to them in accordance with the LP Agreement.  The Key Employees may only be terminated (i) for cause by Merger Sub, as the general partner of Aston, or by the management committee upon consent of Merger Sub, (ii) other than for cause, by the management committee with the prior consent of Merger Sub, (iii) upon permanent incapacity or (iv) upon death.  Each employment agreement includes restrictions on competition and solicitation of clients and employees for a term expiring one year after termination of the employment agreement, except for the employment agreements with Messrs. Bilton and Anderson which include restrictions on competition and solicitation for a term expiring two years after termination of the employment agreement.

Partner Non-Competition Agreements

As an additional condition to AMG entering into the Merger Agreement, each of Stuart Bilton and Kenneth Anderson entered into partner non-competition agreements, dated as of December 12, 2009, with Highbury, Aston and Merger Sub.  The partner non-competition agreements will become effective upon the closing of the Merger and will terminate upon the termination of the Merger Agreement if the closing of the Merger does not occur.  For a period of six years (or, in certain cases with respect to Mr. Anderson, two years) after the closing of the Merger, Messrs. Bilton and Anderson agree they will not compete with Aston or solicit clients or employees of Aston or Merger Sub.

Severance Agreements

Please refer to Item 11 “Executive Compensation — Potential Payments Upon Termination and Change in Control” for a description of the severance agreements.

Agreement with Peerless Systems Corporation

On December 18, 2009, we entered into an agreement with Peerless and Timothy E. Brog pursuant to which Peerless ended (i) its proxy contest to elect Mr. Brog to our board of directors at our 2009 annual meeting stockholders and (ii) its support of two non-binding stockholder resolutions. Pursuant to the agreement, Peerless and Mr. Brog (i) ceased all of their solicitation efforts with respect to our 2009 annual meeting of stockholders, (ii) agreed not to vote any proxies obtained by them at our 2009 annual meeting of Highbury stockholders, (iii) agreed to vote all of Peerless’ shares of Highbury common stock in favor of the election of Hoyt Ammidon Jr. and John Weil as directors of Highbury for a term expiring at the 2012 annual meeting of Highbury stockholders, (iv) agreed to vote all of Peerless’ shares in accordance with the recommendations of the our board of directors with respect to the Merger, (v) waived Peerless’ appraisal and dissenters’ rights with respect to the Merger and (vi) agreed not to take any action in opposition to the recommendations or proposals of our board of directors or to effect a change of control of us.

The agreement further provides that if the Merger is not completed on or before July 16, 2010, or the Merger Agreement is terminated, then our board of directors will take all necessary action to appoint Mr. Brog to serve on our board of directors for a term expiring at the 2012 annual meeting of stockholders. We also agreed to reimburse Peerless for $200,000 of its expenses incurred in the proxy contest with respect to the 2009 annual meeting of stockholders. The parties also agreed to customary mutual releases, covenants not to sue and non-disparagement provisions. The agreement terminates upon the earliest of (i) the mutual agreement of the parties, (ii) consummation of the Merger, (iii) August 13, 2010 or (iv) the termination of the Merger Agreement. The mutual releases and covenants not to sue survive any such termination.

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

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

Our board of directors has adopted certain written policies and procedures for the review, approval and ratification of related person transactions, which we refer to as our “Related Person Policy.”  Among other things, our Related Person Policy provides that any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest, must be reported to our board of directors prior to the consummation or amendment of the transaction. A related person, as defined in our Related Person Policy, means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of our voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. Our board of directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the board of directors, including (if applicable) but not limited to: the benefits to us; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The board of directors may approve only those related person transactions that are in, or are not inconsistent with, the best interests of us and of our stockholders, as the board of directors determines in good faith. At the beginning of each fiscal year, the board of directors will review any previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months. The board of directors will consider all of the relevant facts and circumstances and will determine if it is in the best interests of us and our stockholders to continue, modify or terminate these related person transactions.

The transactions described in this Item under the caption “—Agreements Related to Share Issuances to Related Parties” were not approved or ratified in accordance with our Related Person Policy, which was not in effect at the time such transactions were consummated. Because all of our directors at that time had an interest in such transactions, it was not possible to have them approved or ratified by disinterested directors.

Independence of Directors

Highbury currently does not have, and is not required to have, a majority of independent directors. Should Highbury decide to list on a securities exchange, we will be required to adhere to the independence requirements of that exchange. We believe that only four of our current eight directors, Messrs. Ammidon, Leary, Riordan and Weil, would meet the independence requirements applicable to companies listed on The Nasdaq Stock Market, including those applicable to audit, compensation and nominating committee members. While our board of directors considered the relationship of Mr. Ammidon with Berkshire Capital in its determination of the independence of Mr. Ammidon, our board of directors believes that Mr. Ammidon satisfies the independence requirements of both The Nasdaq Stock Market and Rule 10A-3 of the Exchange Act because, among other reasons, Mr. Ammidon was never employed by us or Aston and has not been an employee of Berkshire Capital since 2003. Our other four directors, Messrs. Cameron, Foote, Bilton and Anderson would not meet the director independence requirements of The Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of J.H. Cohn LLP, or “Cohn,” which we retained on January 24, 2008, currently acts as our principal accountant. Cohn performed the audits of our consolidated financial statements for the 2009 and 2008 fiscal years.

The following is a summary of fees billed by Cohn for services rendered.

Audit Fees

During the fiscal year ended December 31, 2009, we incurred $258,255 in fees from Cohn for services provided in connection with our Quarterly Reports on Form 10-Q for the first three quarters of the 2009 fiscal year, our proxy filing for the annual shareholder meeting and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

During the fiscal year ended December 31, 2008, we incurred $242,416 in fees for services provided by Cohn in connection with our Quarterly Reports on Form 10-Q for the first three quarters of the 2008 fiscal year, our proxy filing for the annual stockholder meeting and our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Pre-Approval of Fees

Prior to formation of our Audit Committee in April 2009 our full board of directors was, and since its formation the Audit Committee has been, responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, our board of directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.  In fiscal years 2009 and 2008, we were not billed any fees by Cohn for services that fall under the categories “Audit Related Fees,” “Tax Fees” and “All Other Fees” as such categories are defined in the rules promulgated by the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements:

2.	Financial Statement Schedule(s):

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

3.	Exhibits:

The following Exhibits are filed as part of this report:

Exhibit No.	Description

2.1 (5)	Agreement and Plan of Merger, dated December 12, 2009, between the Registrant, Affiliated Managers Group, Inc. and Manor LLC.

3.1(1)	Restated certificate of incorporation.

3.2(2)	Certificate of Designation of Series B Convertible Preferred Stock.

3.3(2)	Certificate of Designation of Series A Junior Participating Preferred Stock.

3.2(3)	Amended and Restated By-laws.

4.1(4)	Specimen Unit Certificate.

4.2(4)	Specimen Common Stock Certificate.

4.3(4)	Specimen Warrant Certificate.

4.4(4)	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.

4.5(4)	Unit Purchase Option.

4.6(2)	Rights Agreement, dated August 10, 2009, between the Registrant and Continental Stock Transfer & Trust Company.

4.7(5)	Amendment No. 1 to Rights Agreement, dated December 12, 2009, between the Registrant and Continental Stock Transfer & Trust Company.

10.1(4)	Subscription Agreement between the Registrant and R. Bruce Cameron.

10.2(4)	Subscription Agreement between the Registrant and Richard S. Foote.

10.3(4)	Subscription Agreement between the Registrant and R. Bradley Forth.

Exhibit No.	Description

10.4(4)	Subscription Agreement between the Registrant and The Hillary Appel Trust.

10.5(4)	Subscription Agreement between the Registrant and The Catey Lauren Appel Trust.

10.6(4)	Subscription Agreement between the Registrant and Broad Hollow LLC.

10.7(4)
Form of Letter Agreement between the Registrant and each of R. Bruce Cameron, Richard S. Foote, R. Bradley Forth, The Hillary Appel Trust, The Catey Lauren Appel Trust, Broad Hollow LLC (the initial stockholders) and Russell L. Appel.

10.8	[Intentionally omitted].

10.9(4)	Form of Stock Escrow Agreement between the Registrant and Continental Stock Transfer and Trust Company.

10.10(4)	Registration Rights Agreement between the Registrant and the initial stockholders.

10.11(4)	Form of Placement Unit Purchase Agreement among the Registrant, ThinkEquity Partners LLC, and the initial stockholders.

10.12(6)
Asset Purchase Agreement, dated as of April 20, 2006, by and among the Registrant, ABN AMRO Asset Management Holdings, Inc., ABN AMRO Investment Fund Services, Inc., ABN AMRO Asset Management, Inc., Montag & Caldwell, Inc., Tamro Capital Partners LLC, Veredus Asset Management LLC, River Road Asset Management LLC and Aston Asset Management LLC.

10.13(6)	Side Letter Agreement, dated as of April 20, 2006, by and among Registrant, Aston Asset Management LLC and Veredus Asset Management LLC.

10.14(6)	Side Letter Agreement, dated as of April 20, 2006, by and among Registrant, Aston Asset Management LLC and River Road Asset Management LLC.

10.15(1)	Side Letter Agreement, dated as of November 30, 2006, by and among Registrant, Aston Asset Management LLC and Montag & Caldwell, Inc.

10.16(6)	Side Letter Agreement, dated as of April 20, 2006, by and among Registrant, Aston Asset Management LLC and ABN AMRO Asset Management Holdings, Inc.

10.17(6)	Amended and Restated Limited Liability Company Agreement of Aston Asset Management LLC, dated as of April 20, 2006.

10.18(7)	Credit Agreement, dated as of November 9, 2006, between City National Bank and Registrant.

10.19	[Intentionally omitted].

10.20(1)	Promissory Note issued by Aston in favor of Registrant, dated November 30, 2006.

10.21(4)	Administrative, Compliance and Marketing Services Agreement, dated as of September 1, 2006, between ABN AMRO Asset Management, Inc., and Aston Asset Management LLC.

10.22(4)	Form of Investment Advisory Agreement, between the Aston Funds and Aston Asset Management LLC.

10.23(8)	Letter Agreement, dated February 2, 2007, by and between Registrant and Berkshire Capital Securities LLC.

10.24(9)	First Amendment to Credit Agreement, dated as of October 31, 2007, between City National Bank and Registrant.

10.25(9)	Office Service Agreement, between Registrant and Berkshire Capital, dated October 31, 2007.

10.26(8)	Amendment to Unit Purchase Option, dated December 15, 2006, by and between Registrant and ThinkEquity Partners LLC.

10.27(8)	Amendment to Unit Purchase Option, dated December 15, 2006, by and between Registrant and EarlyBirdCapital, Inc.

Exhibit No.	Description

10.28(8)	Amended and Restated Warrant Clarification Agreement, dated December 15, 2006, by and between Registrant and Continental Stock Transfer and Trust Company.

10.29(10)	Second Amendment to Credit Agreement, dated as of October 1, 2008, between City National Bank and Registrant.

10.30(11)	Warrant Repurchase Agreement, dated as of January 8, 2008, between Context Capital Management LLC and Registrant.

10.31(12)	Share Repurchase Agreement, dated as of January 28, 2008, Potomac Capital Management LLC, as Investment Manager to certain shareholders of Registrant, and Registrant.

10.32(13)	Highbury Financial Inc. 2008 Equity Incentive Plan.

10.33(13)	Highbury Financial Inc. 2008 Executive Long Term Incentive Plan.

10.34(2)	Exchange Agreement, dated August 10, 2009, between the Registrant and the Investors and Management Stockholders named therein.

10.35(2)	Management Agreement, dated August 10, 2009, between the Registrant, Aston Asset Management LLC and the management stockholders named therein.

10.36(2)	Investor Rights Agreement, dated August 10, 2009 between the Registrant and the Investors and Management Stockholders named therein.

10.37(2)	Third Amended and Restated Limited Liability Company Agreement of Aston Asset Management LLC.

10.38(14)	Exchange Agreement, dated September 14, 2009, between the Registrant and the investors named therein.

10.39(14)	Amended and Restated Investor Rights Agreement, dated September 14, 2009, between the Registrant and the investors and management stockholders named therein.

10.40(15)	Agreement, dated December 18, 2009, between the Registrant, Peerless Systems Corporation and Timothy E. Brog.

10.41	[Intentionally omitted.]

10.42(5)	Severance Agreement, dated December 12, 2009, between the Registrant and Richard S. Foote.

10.43(5)	Severance Agreement, dated December 12, 2009, between the Registrant and R. Bradley Forth.

10.44(5)	Termination Agreement, dated December 12, 2009, between the Registrant and Berkshire Capital Securities LLC.

10.45(5)	Termination Agreement, dated December 12, 2009, between the Registrant, Aston Asset Management LLC and the investors and management stockholders named therein.

10.46(16)	Form of Highbury Financial Inc. Indemnification Agreement.

10.47(17)	Third Amendment to Credit Agreement, dated October 1, 2009, between the Registrant and City National Bank.

10.48*
Amended and Restated Limited Partnership Agreement of Aston Asset Management, LP, dated December 12, 2009, between Aston Asset Management LLC, Manor LLC, and certain members of the Aston Asset Management LLC named therein.

10.49*	Employment Agreement, dated December 12, 2009, between Stuart Bilton, the Registrant, Aston Asset Management LLC, and Manor LLC.

10.50*	Employment Agreement, dated December 12, 2009, between Kenneth Anderson, the Registrant, Aston Asset Management LLC, and Manor LLC.

Exhibit No.	Description

10.51*	Partner Non-Competition Agreements, dated as of December 12, 2009, between Stuart Bilton, the Registrant, Aston Asset Management LLC, and Manor LLC.

10.52*	Partner Non-Competition Agreements, dated as of December 12, 2009, between Kenneth Anderson, the Registrant, Aston Asset Management LLC, and Manor LLC.

10.53*	Exchange Agreement, dated December 12, 2009, between the Registrant and the investors and management stockholders named therein.

21.1	Subsidiaries of Registrant.

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive and Financial Officers 18 U.S.C. 1350.*

* Filed herewith.

(1)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 6, 2006.

(2)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 11, 2009.

(3)	Incorporated by reference from our Current Reports on Form 8-K filed with the SEC on June 26, 2009 and August 11, 2009.

(4)	Incorporated by reference from our Registration Statement on Form S-1 (SEC File No. 333-127272).

(5)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 14, 2009.

(6)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 21, 2006.

(7)	Incorporated by reference from our Quarterly Report on Form 10-QSB filed with the SEC on November 14, 2006.

(8)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 23, 2007.

(9)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 5, 2007.

(10)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 6, 2008.

(11)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 11, 2008.

(12)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 1, 2008.

(13)	Incorporated by reference from Amendment No. 1 to Schedule 14-A filed with the SEC on October 27, 2008.

(14)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on September 14, 2009.

(15)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on December 21, 2009.

(16)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the SEC on April 29, 2009.

(17)	Incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 8, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGHBURY FINANCIAL INC.

By:	/s/ Richard S. Foote
Richard S. Foote
President and Chief Executive Officer
Date:  March 26, 2010

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ R. Bruce Cameron	Chairman of the Board	March 26, 2010
R. Bruce Cameron

/s/ Richard S. Foote	President and Chief Executive Officer and Director (principal executive officer)	March 26, 2010
Richard S. Foote
/s/ R. Bradley Forth	Executive Vice President, Chief Financial Officer and Secretary (principal financial and accounting officer)	March 26, 2010
R. Bradley Forth

/s/ Hoyt Ammidon Jr.	Director	March 26, 2010
Hoyt Ammidon Jr.

/s/ Kenneth C. Anderson	Director	March 26, 2010
Kenneth C. Anderson

/s/ Stuart D. Bilton	Director	March 26, 2010
Stuart D. Bilton

/s/ Theodore M. Leary Jr.	Director	March 26, 2010
Theodore M. Leary Jr.

/s/ Aidan J. Riordan	Director	March 26, 2010
Aidan J. Riordan

/s/ John D. Weil	Director	March 26, 2010
John D. Weil

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Highbury Financial Inc.

We have audited the accompanying consolidated balance sheets of Highbury Financial Inc. and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Highbury Financial Inc. and Subsidiary as of December 31, 2009 and 2008, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in 2009.

/s/ J. H. Cohn LLP

New York, New York
March 26, 2010

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2008	2009
ASSETS
Current assets
Cash and cash equivalents	$10,244,469	$13,290,552
Investments	4,186,552	1,000,000
Accounts receivable	2,448,572	4,391,161
Prepaid expenses	239,434	306,740
Prepaid and refundable taxes	278,444	562,136
Deferred income taxes	—	73,038
Total current assets	17,397,471	19,623,627

Other assets
Fixed assets, net	806,637	643,356
Identifiable intangibles	22,982,000	22,982,000
Goodwill	3,305,616	3,305,616
Deferred tax assets	1,097,620	113,467
Other long-term assets	157,092	101,400
Total other assets	28,348,965	27,145,839

Total assets	$45,746,436	$46,769,466

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,407,601	$4,853,644
Dividends payable	—	1,000,623
Total current liabilities	3,407,601	5,854,267

Deferred rent	805,707	760,684
Total liabilities	4,213,308	6,614,951

Commitments and contingencies

Preferred stock, $0.0001 par value, authorized 1,000,000 shares; 0 and 1,000 issued and outstanding as of December 31, 2008 and December 31, 2009, respectively • Series B Convertible Preferred Stock (1,000 shares issued; liquidation value of $22,500,000 as of December 31, 2009)	—	—

Equity:
Highbury Financial Inc. stockholders’ equity:
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; 0 and 1,000 issued and outstanding as of December 31, 2008 and December 31, 2009, respectively • Series A Junior Participating Preferred Stock (0 shares issued)	—	—
Common stock, $0.0001 par value, authorized 50,000,000 shares; 9,118,740 and 15,512,464 shares issued and outstanding as of December 31, 2008 and 2009, respectively	912	1,551
Additional paid-in capital	51,818,975	49,860,408
Accumulated deficit	(11,126,759)	(9,707,444)
Total Highbury Financial Inc. stockholders’ equity	40,693,128	40,154,515
Noncontrolling interest	840,000	—
Total equity	41,533,128	40,154,515

Total liabilities and equity	$45,746,436	$46,769,466

See Notes to Consolidated Financial Statements

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Consolidated Statements of Income

	Year Ended December 31,
	2008	2009

Revenue	$35,712,112	$40,082,210

Operating expenses
Distribution and sub-advisory costs	16,514,898	19,133,595
Compensation and related expenses	6,037,770	9,427,097
Depreciation and amortization	186,450	185,232
Impairment of intangibles	2,288,000	—
Other operating expenses	5,970,130	8,602,118
Total operating expenses	30,997,248	37,348,042

Operating income	4,714,864	2,734,168

Other income (loss)
Interest income	155,172	25,818
Investment income (loss)	(663,175)	969,433
Total other income (loss)	(508,003)	995,251

Income before provision for income taxes	4,206,861	3,729,419

Provision for income taxes	410,925	410,879

Net income	3,795,936	3,318,540

Less: Net income attributable to the noncontrolling interest	3,309,929	1,899,225

Net income attributable to Highbury Financial Inc.	486,007	1,419,315

Less: Preferred stock dividends	—	352,174

Net income attributable to common stockholders	$486,007	$1,067,141

Weighted average common shares outstanding, basic	9,158,692	10,669,600
Net income per common share, basic	$0.05	$0.10

Weighted average common shares outstanding, diluted	9,158,692	12,524,055
Net income per common share, diluted	$0.05	$0.09

See Notes to Consolidated Financial Statements

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

	Highbury Financial Inc. Stockholders’ Equity
			Additional
	Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	Interest	Total

Balance at December 31, 2007	9,527,000	$953	$55,393,484	$(11,612,766)	$840,000	$44,621,671

Repurchase of Common Stock	(408,260)	(41)	(1,751,426)	-	-	(1,751,467)

Repurchase of warrants	-	-	(1,823,083)	-	-	(1,823,083)

Net income	-	-	-	486,007	3,309,929	3,795,936

Income distributable to noncontrolling interest	-	-	-	-	(3,309,929)	(3,309,929)

Balance at December 31, 2008	9,118,740	912	51,818,975	(11,126,759)	840,000	41,533,128

Repurchase of Common Stock	(33,705)	(3)	(83,722)	-	-	(83,725)

Repurchase of warrants	-	-	(1,704,740)	-	-	(1,704,740)

Issuance of Common Stock upon exchange of warrants	22,150	2	(2)	-	-	-

Issuance of Common Stock upon exercise of warrants	6,405,279	640	32,025,755	-	-	32,026,395

Distribution to noncontrolling interest holders	-	-	-	-	(840,000)	(840,000)

Dividends paid	-	-	(31,195,235)	-	-	(31,195,235)

Dividends declared	-	-	(1,000,623)	-	-	(1,000,623)

Net income	-	-	-	1,419,315	1,899,225	3,318,540

Income distributable to noncontrolling interest	-	-	-	-	(1,899,225)	(1,899,225)

Balance at December 31, 2009	15,512,464	$1,551	$49,860,408	$(9,707,444)	$-	$40,154,515

See Notes to Consolidated Financial Statements

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income attributable to Highbury Financial Inc.	$486,007	$1,419,315

Adjustments to reconcile net income attributable to Highbury Financial Inc.
to net cash provided by operating activities:
Depreciation and amortization	186,450	185,232
Deferred income taxes	(145,411)	911,115
Investment (gain) loss	663,175	(969,433)
Net income attributable to noncontrolling interest	3,309,929	1,899,225
Deferred rent	(39,273)	(45,023)
Impairment charge	2,288,000	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,053,570	(1,942,589)
Prepaid expenses	30,652	(67,306)
Prepaid and refundable taxes	(278,444)	(283,692)
Other long-term assets	—	55,692
Increase (decrease) in:
Accounts payable and accrued expenses	(837,001)	2,106,930
Income taxes payable	(97,758)	—
Net cash provided by operating activities	6,619,896	3,269,466

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(5,319,735)	(6,747,508)
Proceeds from sales of investments	5,105,515	10,903,492
Proceeds from contingent payment	3,740,796	—
Decrease in other long-term assets	12,372	—
Purchase of fixed assets	(1,827)	(21,950)
Net cash provided by investing activities	3,537,121	4,134,034

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	—	(31,195,235)
Issuance of Common Stock	—	32,026,395
Repurchase of Common Stock	(1,751,467)	(83,725)
Repurchase of warrants	(1,823,083)	(1,704,740)
Distributions paid to noncontrolling interest holders	(3,614,543)	(3,400,112)
Net cash used in financing activities	(7,189,093)	(4,357,417)

Net increase in cash and cash equivalents	2,967,924	3,046,083
Cash and cash equivalents – beginning of year	7,276,545	10,244,469
Cash and cash equivalents – end of year	$10,244,469	$13,290,552

Supplemental schedule of non-cash investing and financing activities:
Issuance of Series B Convertible Preferred Stock (liquidation value of $22,500,000)	$—	$—
Issuance of 22,150 shares of common stock upon exchange of 443,000 warrants	$—	$—
Dividend declared but not yet paid	$—	$1,000,623

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$932,538	$33,648

See Notes to Consolidated Financial Statements

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.	Business and Summary of Significant Accounting Policies

Organization and Nature of Operations

Highbury Financial Inc. (“Highbury”, “we” or the “Company”) is an investment management holding company formed to provide permanent capital solutions to mid-sized investment management firms. Historically, Highbury pursued acquisition opportunities and sought to establish accretive partnerships with high quality investment management firms. In July 2009, Highbury’s board of directors suspended its pursuit of acquisition opportunities other than add-on acquisitions for Highbury’s subsidiary, Aston Asset Management LLC (“Aston”), and began evaluating strategic alternatives.  On December 12, 2009, Highbury entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Affiliated Managers Group, Inc. (“AMG”), a Delaware corporation publicly traded on the New York Stock Exchange, Manor LLC, a newly formed Delaware limited liability company and a wholly-owned subsidiary of AMG (“Merger Sub”), and Highbury, pursuant to which Highbury will merge with and into Merger Sub.  We refer to this transaction as the “Merger” herein.  Following the Merger, the separate corporate existence of Highbury will cease and Merger Sub will continue as the surviving limited liability company under the name “Manor LLC” and be a wholly-owned subsidiary of AMG.

The consolidated financial statements include the accounts of Highbury and Aston, its majority-owned subsidiary through August 10, 2009 and a wholly-owned subsidiary thereafter. We were incorporated in Delaware on July 13, 2005. On November 30, 2006, Highbury and Aston completed the acquisition of the U.S. mutual fund business of ABN AMRO Asset Management Holdings, Inc. (“AAAMHI”) from AAAMHI and certain of its affiliates. See Note 2 for additional information. Subsequent to the completion of the acquisition, AAAMHI was acquired by Fortis Investment Management USA, Inc. (“Fortis”).

Aston’s total assets under management were $6.7 billion and $3.5 billion as of December 31, 2009 and 2008, respectively. Aston provides investment advisory services to the Aston Funds, a Delaware business trust which includes a family of 25 and 26 no-load, open-end mutual funds with approximately $6.5 billion and $3.4 billion in client assets as of December 31, 2009 and 2008, respectively. Aston provides advisory, sales, marketing, compliance and operating resources to mutual funds using sub-advisers that produce institutional quality investment products. Aston also has a separate account management platform with approximately $192 million and $115 million of assets under management as of December 31, 2009 and 2008, respectively.

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Highbury and Aston, in which the Company has a controlling financial interest. Generally, an entity is considered to have a controlling financial interest when it owns a majority of the voting interest in another entity. Highbury is the manager member of Aston and owned 65% of Aston through August 10, 2009 and has owned 100% since August 10, 2009. Highbury has a contractual arrangement with Aston (prior to August 10, 2009) and the Management Members (since August 10, 2009) whereby a percentage of revenue is allocable to fund Aston’s operating expenses, including compensation.  The remaining portion of revenue is allocable to the Company and, prior to August 10, 2009, the other members, with a priority to Highbury. The portion of the income of Aston allocated to owners other than Highbury (eight individuals collectively referred to herein as the “Management Members”) is included in noncontrolling interest in the consolidated statements of income. Noncontrolling interest in the consolidated balance sheets includes capital and undistributed income owned by the Management Members of Aston. All material intercompany balances and transactions have been eliminated in consolidation.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Use of Estimates

The consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make assumptions and estimates that affect the amounts reported in the financial statements and accompanying notes, including identifiable intangible assets and goodwill, liabilities for losses and contingencies and income taxes. Management believes that the estimates used are reasonable, although actual amounts could differ from the estimates and the differences could have a material impact on the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including money market mutual funds and U.S. Treasury securities with original maturities of three months or less, to be cash equivalents. Certain cash accounts are maintained at large financial institutions and, at times, may exceed federally insured limits.

Investments

The Company carries its investments at fair value based on quoted market prices, a Level 1 input, which is defined by Accounting Standards Codification (“ASC”) “Fair Value Measurements and Disclosures” as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs. The Company reflects interest paid and accrued on money market mutual funds and U.S. Treasury bills in interest income and changes in fair value of marketable securities, including certain mutual funds managed by Aston, in investment income (loss).

Investments consist of the following:

	As of December 31,
	2008	2009

Aston mutual funds	$725,752	$1,000,000
Other marketable securities	3,460,800	—
	$4,186,552	$1,000,000

Unrealized gains and losses reflecting the changes in fair value of investments, as well as realized gains and losses resulting from the sale of investments, are included in investment income (loss) and are as follows:

	Year Ended December 31,
	2008	2009
Aston mutual funds
Realized losses	$(146,492)	$(46,077)
Unrealized losses	(657,748)	—
Other marketable securities
Realized gains	—	1,015,510
Unrealized gains	141,065	—
	$(663,175)	$969,433

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Restricted Cash

Under the terms of the letter of credit provided to the lessor in connection with Aston’s lease agreement, the Company is required to maintain $150,000 and $100,000 on deposit with the bank, which is included in other long-term assets, as of December 31, 2008 and 2009, respectively.

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

Acquired Client Relationships, Goodwill and Impairment Charges

The purchase price and the capitalized transaction costs incurred in connection with the acquisition of the U.S. mutual fund business of AAAMHI were allocated based on the fair value of the assets acquired, which was primarily the acquired mutual fund advisory contract. In determining the allocation of the purchase price to the acquired mutual fund advisory contract, Highbury has analyzed the present value of the acquired business’ mutual fund advisory contract based on a number of factors including: the acquired business’ historical and potential future operating performance; the historical and potential future rates of new business from new and existing clients and attrition among existing clients; the stability and longevity of existing advisory and sub-advisory relationships; the acquired business’ recent, as well as long-term, investment performance; the characteristics of the acquired business’ products and investment styles; the stability and depth of the management team; and the acquired business’ history and perceived franchise or brand value.

The Company has determined that the acquired mutual fund advisory contract meets the indefinite life criteria outlined in ASC Topic 350, “Goodwill and Other Intangible Assets”, because the Company expects both the contract and the cash flows generated by the contract to continue indefinitely due to the likelihood of continued renewal at little or no cost. However, the mutual funds’ trustees or directors may terminate the mutual fund advisory contract at any time upon written notice for any reason. The Company does not amortize this intangible asset, but instead assesses, each reporting period, whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the Company determines the indefinite life criteria are no longer met, the Company will amortize the asset over its remaining useful life. The Company reviews this asset for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded intangible asset may be impaired. If Highbury concludes that the carrying value of the asset exceeds its fair value, an impairment loss is recorded in an amount equal to any such excess.

The excess of purchase price for the acquisition over the fair value of net assets acquired, including the acquired mutual fund advisory contract, is reported as goodwill. Goodwill is not amortized, but is instead reviewed for impairment. The Company assesses goodwill for impairment at least annually in connection with the preparation of year-end financial statements, or more frequently whenever events or circumstances occur indicating that the recorded goodwill may be impaired. If the carrying amount of goodwill exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Company determined the identifiable intangible related to Aston’s advisory contract with the Aston Funds had not been impaired as of December 31, 2009. In the fourth quarter of 2008, the Company recorded impairment charges to the identifiable intangible related to Aston’s advisory contract with the Aston Funds of $2,288,000 as a result of negative market performance and net asset outflows from the Aston Funds.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740 “Accounting for Income Taxes.”  Deferred income taxes reflect the expected future tax consequences of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance may be established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized.  The Company had no uncertain tax positions as of December 31, 2009 and does not expect this to change significantly over the next twelve months.   The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.  The Company files income tax returns in the U.S. federal and Illinois jurisdictions and various other states.  The Internal Revenue Service (“IRS”) completed its examination of 2007 that resulted in no change.  U.S. state jurisdictions in which the Company files have statutes of limitations of three to four years.

Noncontrolling Interest

Highbury is the manager member of Aston and owned 65% of Aston through August 10, 2009 when it purchased the remaining 35% through issuance of 1,000 shares of Series B convertible preferred stock, par value $0.0001, of Highbury (“Series B Preferred Stock”) with a face value of $22.5 million. Highbury has a contractual arrangement with Aston (prior to August 10, 2009) and the Management Members (since August 10, 2009) whereby a percentage of revenue is allocable to fund Aston’s operating expenses, including compensation, the operating allocation, while the remaining portion of revenue, the owners’ allocation, is allocable to the Company and, prior to August 10, 2009, the other members, with a priority to Highbury. The portion of the income or loss of Aston allocated to owners other than Highbury is included in noncontrolling interest in the Consolidated Statements of Income. Noncontrolling interest in the Consolidated Balance Sheets includes capital and undistributed income owned by the Management Members.

Revenue Recognition

The Company, through Aston, earns investment advisory and administrative fees for services provided to the Aston Funds, five money market funds advised by Fortis and a limited number of separately managed accounts. These fees are primarily based on predetermined percentages of the market value of the assets under management and are billed in arrears of the period in which they are earned. These fees are recognized over the period in which services are performed unless facts and circumstances would indicate that collectability of the fees is not reasonably assured. Expense reimbursements to certain of the Aston Funds in accordance with the advisory agreements are reported as an offset to investment advisory fees and accounts receivable. Substantially all of Aston’s revenues are derived from the Aston Funds for which Aston is the investment advisor. Management has determined that no allowance for doubtful accounts is necessary due to all fees being collected within one month from the date of invoice.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Takeover Defense Costs

The Company expenses all costs related to its defense against takeover attempts (see Note 14 Significant Events).

Deferred Rent

The Company recognizes rent on a straight line basis over the life of the lease and records the difference between the amount expensed and the rent paid as deferred rent.

Fair Value of Financial Instruments

The carrying amounts of cash and equivalents, accounts receivable and accounts payable approximates fair value because of the short-term nature of these instruments.

Share-Based Compensation

Accounting for share-based payment requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We adopted the related standard using the modified prospective application transition method. Under this method, compensation cost includes options prior to but not vested as of December 31, 2005 and all options granted since the adoption of this standard.

Segment Information

Management has determined that the Company operates in one business segment, namely as an investment adviser managing mutual funds and separate accounts.

Advertising

Advertising costs are expensed as incurred and amounted to $806,349 and $969,876 for the years ended December 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162) now referred to as ASC 105-10, Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

In December 2007, the FASB issued guidance (formerly SFAS No.141R, Business Combinations) now referred to as ASC 805. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate and financial effects of the business combination.  The guidance became effective for the fiscal year beginning after December 15, 2008. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued guidance (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51) now referred to as ASC 810. ASC 810 addresses the accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. ASC 810 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of ASC 810 in the first quarter of 2009. As a result of the adoption, the Company has reported noncontrolling interests as a component of equity in the Consolidated Balance Sheets and the net income or loss attributable to noncontrolling interests has been separately identified in the Consolidated Statements of Income. The prior periods presented have also been retrospectively restated to conform to the current classification required by ASC 810. The adoption of ASC 810 required the Company to not recognize any increase to the carrying value of the assets and liabilities of Aston in connection with the purchase of the 35% interest in Aston from the noncontrolling interest holders.

In April 2008, the FASB issued revised guidance (formerly FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets) now referred to as ASC 350 which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets.  The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under ASC 350, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. For Highbury, this pronouncement required certain additional disclosures beginning January 1, 2009 and application to useful life estimates prospectively for intangible assets acquired after December 31, 2008. The adoption of ASC 350 did not have a material impact on the Company's consolidated financial statements.

In June 2009 and February 2010, the FASB issued guidance (formerly SFAS No. 165) later codified in ASC 855-10, Subsequent Events. ASC 855-10 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities (codified in December 2009 as ASU No. 2009-17), which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material impact on our financial position or results of operations.

In January 2010, the FASB issued new guidance for fair value measurements and disclosures.  The new guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, clarifies existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and provides new disclosure requirements regarding disclosures about, among other things, transfers in and out of levels 1 and 2 of the fair value hierarchy and details of the activity in level 3 of the fair value hierarchy.  The new guidance is effective for fiscal years beginning after December 15, 2009 for the levels 1 and 2 disclosures and for fiscal years beginning after December 15, 2010 for level 3 disclosures. The disclosure requirements will be applied prospectively to the Company’s fair value disclosure subsequent to the effective date.

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

Upon the consummation of the acquisition on November 30, 2006, the Highbury Entities acquired 100% of the assets necessary to operate the acquired business and such assets were transferred to Aston. Through August 10, 2009, Highbury owned a 65% interest in Aston, and eight employees of Aston owned the balance of the membership interests. The Highbury Entities did not acquire any research and development assets in the acquisition.

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

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Limited Liability Company Agreement

Highbury formed Aston on April 19, 2006 and became the sole member of Aston. In connection with Highbury and Aston entering into the asset purchase agreement, the limited liability company agreement of Aston was amended and eight employees of Aston (the “Management Members”) and ABN AMRO were admitted as members of Aston. From November 30, 2006 through August 10, 2009, Highbury owned 65% of the membership interests of Aston, and the Management Members of Aston owned 35% of the membership interests of Aston.

Prior to August 10, 2009, pursuant to the limited liability company agreement of Aston in place during the period from November 30, 2006 through August 10, 2009, approximately 72% of the revenue (the “Operating Allocation”) of Aston was used to pay operating expenses of Aston, including salaries and bonuses of all employees of Aston. The remaining 28% of the revenues net of sub-administrative fees (the “Owners’ Allocation”) of Aston were allocated to the owners of Aston. The Owners’ Allocation was allocated among the members of Aston according to their relative ownership interests. Between November 30, 2006 and August 10, 2009, 18.2% of total revenue net of sub-administrative fees was allocated to Highbury, and 9.8% of total revenue net of sub-administrative fees was allocated to the Management Members.

Highbury’s contractual share of revenues had priority over the distributions to the Management Members in the event Aston’s actual operating expenses exceeded the Operating Allocation. As a result, excess expenses first reduced the portion of the Owners’ Allocation allocated to the Management Members until the Management Members’ allocation was eliminated, then Highbury’s allocation was reduced. Any reduction in the distribution of revenues to be paid to Highbury was required to be paid to Highbury out of any future excess Operating Allocation and the portion of future Owners’ Allocation allocated to the Management Members, with interest. Aston’s operating expenses in the period from January 1, 2009 through August 10, 2009 exceeded the Operating Allocation by $57,614. These excess expenses were funded by a reduction in the Management Members' share of the Owners’ Allocation.

Accretive Acquisition of Noncontrolling Interest in Aston.

On August 10, 2009, Highbury entered into an exchange agreement (the “First Exchange Agreement”) with the holders of Aston’s Series B limited liability company interests (the “Series B Investors”) and the Management Members who owned interests in certain of the Series B Investors. Pursuant to the terms of the First Exchange Agreement, the Series B Investors exchanged their units for shares of Series B Preferred Stock. The result was that as of August 10, 2009 Aston became 100% owned by Highbury. On August 10, 2009, Highbury and the Series B Investors also entered into an investor rights agreement which granted the Series B Investors certain registration rights and placed certain restrictions on the transfer of Highbury Series B Preferred Stock.

In connection with the First Exchange Agreement, Highbury entered into a management agreement (the “Management Agreement”) with the Management Members and Aston which delegates certain powers to a management committee composed initially of the Management Members to operate the business of Aston. Pursuant to the Management Agreement, the Operating Allocation of Aston is 72% of Aston's total revenues net of sub-administrative fees and may be allocated by Aston’s management committee to pay the operating expenses of Aston, including salaries and bonuses. In addition, the remaining 28% of Aston’s total revenues net of sub-administrative fees is paid to Highbury as the sole owner of the business. Highbury’s contractual share of revenues has priority over any payment of the Operating Allocation. Any reduction in revenues to be paid to Highbury as a result of operating expenses exceeding the Operating Allocation is required to be paid to Highbury out of future Operating Allocation before any compensation may be paid to management.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

On September 14, 2009 Highbury entered into (i) a second exchange agreement (the “Second Exchange Agreement”) with the Series B Investors pursuant to which the Series B Investors agreed to exchange up to 36% of their shares of Highbury Series B Preferred Stock to Highbury for up to 1,620,000 shares of common stock, $0.0001 par value, of Highbury (“Common Stock”) and (ii) an amended and restated investors rights agreement (the “Amended and Restated Investor Rights Agreement”).

In connection with the signing of the Merger Agreement, Highbury and each of the Series B Investors entered into a new exchange agreement, dated as of December 12, 2009, pursuant to which the Series B Investors will exchange all of their shares of Series B Preferred Stock for newly issued shares of Highbury Common Stock immediately prior to the effective time of the Merger.

In connection with the signing of the Merger Agreement, Highbury, Aston and the Series B Investors also entered into a termination agreement, dated as of December 12, 2009, pursuant to which the First Exchange Agreement, the Second Exchange Agreement, the Amended and Restated Investor Rights Agreement and the Management Agreement will each terminate effective immediately prior to the effective time of the Merger.

In addition, in connection with the signing of the Merger Agreement, Aston, Merger Sub and certain members of the Aston management team, including Stuart D. Bilton and Kenneth C. Anderson, who are both members of the board of directors of Highbury, entered into a limited partnership agreement, or the LP Agreement, to be effective immediately prior to the effective time of the Merger. Pursuant to the terms of the LP Agreement, immediately prior to the effective time of the Merger, Aston will be converted into a limited partnership under the Delaware Revised Uniform Limited Partnership Act and the Delaware Limited Liability Company Act and will operate under the LP Agreement with Merger Sub as the general partner and the Aston management employees as limited partners. Under the LP Agreement, 67% of Aston's revenues will be allocated for use by Aston management to pay the operating expenses of Aston, including salaries and bonuses. The remaining 33% of the revenues of Aston will be allocated to the owners of Aston. Of the 33% of the revenues of Aston allocated to its owners, 28% of Aston revenues is first allocated to AMG through Merger Sub and, second, to the extent available, the remaining 5% of Aston revenues is allocated among the management limited partners as a group, including 1.7% of Aston revenue to Mr. Bilton and 1.3% of Aston revenue to Mr. Anderson.

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

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The purchase price (i) excluded up to $3.8 million that would have been be payable if the annualized investment advisory fee revenue generated under investment advisory contracts for the six months ending November 30, 2008 exceeded $41.8 million and (ii) included up to $3.8 million that was refundable if the annualized investment advisory fee revenue generated under investment advisory contracts for the six months ending November 30, 2008 was less than $34.2 million. In December 2008, Highbury received a payment from Fortis in the amount of $3,740,796 in satisfaction of a contingency related to the acquisition in 2006 and recorded this receipt as a decrease in the allocation to goodwill.  As a result, goodwill is reflected on the December 31, 2008 and 2009 consolidated balance sheets at its adjusted cost of $3,305,616.

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

The Company has determined that the acquired mutual fund advisory contract meets the indefinite life criteria outlined in ASC 350 because the Company expects both the contract and the cash flows generated by the contract to continue indefinitely due to the likelihood of continued renewal at little or no cost. Accordingly, the Company does not amortize this intangible asset, but instead assesses, each reporting period, whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the Company determines the indefinite life criteria are no longer met, the Company will amortize the asset over its remaining useful life. The Company reviews this asset for impairment at least annually, or more frequently whenever events or circumstances occur indicating that the recorded intangible asset may be impaired. If Highbury concludes that the carrying value of the asset exceeds its fair value, an impairment loss will be recorded in an amount equal to any such excess.

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

The balance of the fixed assets acquired are depreciated on a straight-line basis over their useful lives.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

3.	Fixed Assets and Lease Commitments

Fixed assets consisted of the following:

	At December 31,
	2008	2009

Leasehold improvements	$601,666	$609,137
Furniture and fixtures	373,164	376,964
Computer equipment	142,426	153,105
Office equipment	97,945	97,945
	1,215,201	1,237,151
Accumulated depreciation and amortization	(408,564)	(593,795)
Net fixed assets	$806,637	$643,356

Depreciation and amortization expense was $185,232 and $186,450 in 2009 and 2008, respectively. Rent expense in 2009 and 2008, which totaled $413,854 and $404,192, respectively, was solely related to Aston’s operations. Aston currently leases office space for its primary office in Chicago and for two satellite offices in New Jersey and California under various leasing arrangements. The lease for the office in New Jersey has an evergreen term. The lease for the office in California is on a month-to-month basis. At December 31, 2009, the Company’s aggregate future minimum payments for the Chicago lease, which carries an eight year term ending January 2017, are payable as follows:

	Required Minimum Payments	Annual Lease Expense
Year ending December 31,

2010	$227,988	$219,174
2011	234,518	219,174
2012	241,047	219,174
2013	247,577	219,174
2014	254,106	219,174
Thereafter	545,019	450,955
Totals	$1,750,255	$1,546,825

In addition to the base rent, Aston is required to pay its pro rata share of the real estate taxes and operating expenses of its building. The figures in the table above reflect the base annual rent payments and the base annual rent expense on a straight-line basis. Under the terms of Aston’s lease, Aston was entitled to an abatement of the base rent and real estate taxes and operating expenses for a period of 11 months at the beginning of the lease term. This abatement period ended in December 2007. Management has estimated that the abatement relating to real estate taxes and operating expenses was approximately $190,000. In addition, the lessor contributed $522,360 to the construction costs in connection with the build-out of the office space. This construction allowance and the aforementioned abatement of the real estate taxes and operating expenses has been recorded as deferred rent and amortized as a reduction to rent expense over the term of the lease. The amortization of these deferred rent amounts are not included in the annual rent expense schedule above. Also, Aston has an option to extend the lease under the same terms and conditions for a single additional five year period.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

4.	Benefit Plans

In 2006, Aston established a qualified defined contribution retirement plan covering substantially all of its full-time employees. Under the plan, Aston is able to make discretionary contributions for the benefit of qualified plan participants up to IRS limits. The expense related to Aston’s plan for the years ended December 31, 2008 and 2009 was $87,520 and $0, respectively.

The Company has adopted the 2008 Equity Incentive Plan effective October 21, 2008 and expiring on October 21, 2018 unless amended or terminated earlier by the board of directors. This plan is intended to encourage ownership of stock by employees, consultants and directors of the Company and to provide incentives for them to promote the success of the Company’s business through the grant of awards of or pertaining to shares of the Company’s Common Stock.

The Company has adopted the 2008 Executive Long Term Incentive Plan effective October 21, 2008 expiring on December 31, 2029 unless amended or terminated earlier by the board of directors.  The purpose of this plan is to provide certain executives of the Company with incentive compensation based upon the achievement of financial, business and other performance criteria.

These non-qualified plans have been approved by the board of directors.  No awards have been granted under either of these plans.

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	At December 31,
	2008	2009
Payable to sub-advisors	$802,583	$1,739,714
Accrued professional fees	552,647	1,198,339
Accrued compensation payable	436,239	618,022
Payable to brokers	321,261	596,434
Payable to noncontrolling interest	660,887	-
Other payables	633,984	701,135
Totals	$3,407,601	$4,853,644

6.	Credit Facility

Highbury has available a credit agreement with City National Bank expiring on September 30, 2010. The credit facility provides for a revolving line of credit of up to $12,000,000 which may be used for working capital, general corporate purposes and repurchases of the Company’s outstanding securities, if appropriate.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Company’s borrowing under the credit facility bears interest, at Highbury’s option, at (i) for a LIBOR loan, the greater of (w) 3.50% and (x) the LIBOR interest rate plus 2.75% per year or (ii) for a prime rate loan, the greater of (y) 3.50% and (z) the fluctuating prime rate plus 0.50% per year.  In addition, Highbury will pay annually a fee of 0.25% on the average daily balance of the unused portion of the credit facility. The Company will have to make interest payments monthly for any prime rate borrowings. For any LIBOR borrowings, interest payments will be made at the end of any LIBOR contract or quarterly, whichever is sooner.

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

There were no borrowings outstanding under this facility at any point in 2009 or 2008, including at December 31, 2009 or 2008. Highbury has maintained compliance with the applicable covenants of this facility.

7.	Commitments and Contingencies

a.   The Company presently occupies office space provided by Berkshire Capital Securities LLC (“Berkshire Capital), an affiliate of our executive officers. Such affiliate has agreed that it will make such office space, as well as certain office and secretarial services, information technology equipment and access to numerous subscription-based periodicals and databases, available to the Company as may be required by the Company from time to time. The Company has agreed to pay such affiliate $10,000 per month for such services. The consolidated statements of income for the years ended December 31, 2009 and 2008 include $120,000 for each year related to this agreement. The agreement is terminable by either party upon six months’ prior notice.  In connection with the signing of the Merger Agreement, Highbury and Berkshire Capital entered into a termination agreement, dated as of December 12, 2009, pursuant to which the office services agreement will terminate at the effective time of the Merger.

b.   The Company’s stockholders prior to its initial public offering (the “Initial Stockholders”) are entitled to registration rights with respect to the shares of Common Stock of the Company owned by them. The holders of the majority of the shares purchased prior to the initial public offering, or the founding shares, and the holders of the majority of the shares of Common Stock underlying the units purchased in a private placement completed simultaneously with our initial public offering are each entitled to make up to two demands that the Company register these securities and any other securities of the Company owned by them. In addition, the Initial Stockholders have certain “piggy-back” registration rights with respect to such securities on registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements. These securities are also eligible for resale pursuant to Rule 144 under the Securities Act of 1933, as amended.

c.   The holders of the Company’s Series B Preferred Stock, have registration rights with respect to the shares of Common Stock issuable upon conversion of the Series B Preferred Stock.  The holders of a majority of the shares issuable upon conversion of the Series B Preferred Stock are entitled to make up to three demands that we register the resale of the shares of Common Stock issuable upon the conversion of shares of Series B Preferred Stock but only after the shares of Series B Preferred Stock have been converted into Common Stock.  Each outstanding share of Series B Preferred Stock is into 4,500 shares of our Common Stock, or 4,500,000 shares of Common Stock in the aggregate for the 1,000 shares of outstanding Series B Preferred Stock, subject to customary anti-dilution adjustments.  In addition, the holders of our Series B Preferred Stock have certain “piggy-back” registration rights with respect to the shares of Common Stock issuable upon conversion of our Series B Preferred Stock.  The Company will bear the expenses incurred in connection with the filing of any of the foregoing registration statements.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

8.	Highbury Financial Inc. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. On August 10, 2009 the Company issued 1,000 shares of the Series B Preferred Stock, par value $0.0001, with a face value of $22.5 million.  This Series B Preferred Stock carries a 4% dividend and participates in any dividends paid to holders of the Company’s Common Stock on an as-converted basis.  Each share of Series B Preferred Stock is initially convertible into 4,500 shares of common, reflecting an initial conversion price of $5.00 per share.

The purpose of the following schedule is to disclose the effects of changes in Highbury’s ownership interest in Aston on the Company’s equity.

	Year ended December 31,
	2008	2009
Net income attributable to Highbury Financial Inc.	$486,007	$1,419,315
Increase (decrease) in Highbury Financial Inc’s paid-in capital for purchase of 35% interest in Aston	—	—
Change from net income attributable to Highbury Financial Inc. and transfers (to) from noncontrolling interest	$486,007	$1,419,315

Common Stock

The Company is authorized to issue up to 50,000,000 shares of Common Stock. As of December 31, 2009 and 2008, 15,512,464 and 9,118,740 shares of Common Stock were issued and outstanding, respectively. The Company repurchased 408,260 shares for $1,751,467 in 2008 and 33,705 shares for $83,725 in 2009.

Exercise of Warrants

In 2009, holders of the Company’s warrants exercised 6,405,279 warrants generating proceeds to the Company of $32,026,395.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Common Stock Commitments

At December 31, 2009 and 2008, 3,358,836 and 13,983,708 shares of Common Stock were reserved for issuance upon exercise of redeemable warrants, respectively. In January 2010, an additional 3,013,707 warrants were exercised at a price of $5.00.  The remaining 345,129 warrants expired unexercised on January 25, 2010.   In 2009, Highbury repurchased 3,776,593 warrants for $1,704,740 and executed an exchange of 443,000 warrants for 22,150 shares of Common Stock.  In 2008, the Company repurchased 1,836,292 warrants for $1,823,083.

The Company has adopted the 2008 Equity Incentive Plan effective October 21, 2008 and expiring on October 21, 2018 unless amended or terminated earlier by the board of directors.  There are up to 14,017,334 shares of the Company’s Common Stock authorized for issuance under this plan based upon the achievement of certain long term financial, business and other performance criteria.  No awards have been granted under this plan.

Common Stock Dividends

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

On December 21, 2009, the board of directors authorized a dividend on the outstanding Common Stock of the Company to be paid in cash.  The Series B Preferred Stock is convertible into 4,500,000 shares of Common Stock and eligible to participate in any dividends paid to holders of Common Stock on an as-converted basis.  On January 15, 2010, the Company paid a dividend of $1,000,623 ($0.05 per share), based on the 15,512,464 shares of Common Stock and 4,500,000 shares of Common Stock underlying the Series B Preferred Stock then outstanding, to stockholders of record as of January 4, 2010.  This dividend was accrued on the Company’s balance sheet as of December 31, 2009.

9.	Economic Dependency

Relationships with a limited number of clients account for a significant majority of Highbury’s revenue. Aston’s client, the Aston Funds, a Delaware business trust, which accounts for approximately 97% of our assets under management, is comprised of 25 mutual funds that are currently managed by Aston. Because all these funds have the same trustees, it is possible that the contracts with them could be terminated simultaneously. Of these 25 funds, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund contributed approximately 38%, 17% and 15% of the revenues of Aston, respectively, in the month of December 2008. In the month of December 2008, the Aston/Montag & Caldwell Growth Fund, the Aston/Optimum Mid Cap Fund and the Aston/TAMRO Small Cap Fund contributed approximately 35%, 16% and 11% of the revenues of Aston, respectively.   These various client concentrations leave Highbury vulnerable to any adverse change in the financial condition of any of its major clients. The loss of any of these relationships may have a material adverse impact on the Company’s revenue.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

10.	Income Taxes

The provisions (benefit) for income taxes consist of the following:

	Year ended December 31,
	2008	2009

Current:
Federal	$408,058	$(438,924)
State	148,278	(61,312)
Deferred:
Federal	(107,459)	834,862
State	(37,952)	76,253
Totals	$410,925	$410,879

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follows:

	Year Ended December 31,
	2008	2009
Statutory federal income tax rate	34%	34%
State tax net of federal benefit	6	5
Permanent differences	3	(4)
Other	3	(13)
Effective income tax rate	46%	22%

The permanent differences consist primarily of the tax benefit of amortization resulting from the purchase of the non-controlling interest in Aston ($22.5 million amortized over 15 years).  The other items consist primarily of the deferred tax benefit recognized upon the acquisition of the tax attributes of the noncontrolling interest purchased.

The sources of the net deferred tax assets are as follows:

	At December 31,
	2008	2009

Expenses and net unrealized investment losses deferred for income tax purposes	$492,258	$438,674
Net operating loss carryover	—	53,397
(Amortization) impairment of intangibles	605,362	(305,566)
Net deferred tax assets	$1,097,620	$186,505

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

11.	Earnings Per Share

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

	Year Ended December 31,
	2008	2009
Earnings Per Share – Basic
Numerator:
Net income attributable to common stockholders	$486,007	$1,067,141
Denominator:
Average common shares outstanding – basic	9,158,692	10,669,600

Earnings Per Share – Diluted
Numerator:
Net income attributable to Highbury Financial Inc.	$486,007	$1,419,315
Denominator:
Average shares outstanding - basic	9,158,692	10,669,600
Effect of dilutive instruments:
Series B Preferred Stock	-	1,803,571
Warrants	-	50,884
Average shares outstanding - diluted	9,158,692	12,524,055

As of December 31, 2009 and 2008, the Company’s dilutive instruments outstanding include 4,500,000 and 0 Series B Preferred shares and 3,358,836 and 13,983,708 warrants, respectively.

There are no effects of dilutive instruments included in the 2008 calculation because the Company’s weighted average share price during the period was less than the warrants’ exercise price. The dilutive effect of the warrants is calculated using the treasury stock method and the average share price during the period.

12.	Related Person Transactions

Highbury’s board of directors has adopted certain policies and procedures for the review, approval and ratification of related person transactions (the “Related Person Policy”). Among other things, the Related Person Policy provides that any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Highbury (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest, must be reported to the Company’s board of directors prior to the consummation or amendment of the transaction. A related person, as defined in the Related Person Policy, means any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than 5% of any class of Highbury’s voting securities; any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister in-law of the director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest. The Company’s board of directors reviews these related person transactions and considers all of the relevant facts and circumstances available to the board of directors, including (if applicable) but not limited to: the benefits to Highbury; the availability of other sources of comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to employees generally. The board of directors may approve only those related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the board of directors determines in good faith. At the beginning of each fiscal year, the board of directors will review all previously approved or ratified related person transactions that remain ongoing and have a remaining term of more than six months. The board of directors will consider all of the relevant facts and circumstances and will determine if it is in the best interests of Highbury and its stockholders to continue, modify or terminate these related person transactions.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

a.   Aston is the investment advisor to the Aston Funds, a Delaware business trust. Aston’s Chief Executive Officer, is the Chairman of the Board of Trustees of the Aston Funds. Aston’s President, is the President and Chief Executive Officer of the Aston Funds. Aston’s Chief Financial Officer and Chief Compliance Officer, is the Senior Vice President, Secretary, Treasurer, Chief Financial Officer, Chief Operating Officer and Chief Compliance Officer of the Aston Funds. As a result of these relationships, the Aston Funds may be considered related parties as such are defined in ASC Topic 850, Related Party Disclosures. In 2009 and 2008, Aston earned advisory fees of $35,673,550 and $30,222,986 and administrative fees of $3,160,212 and $3,953,815 from the Aston Funds, respectively. These fees, in total, accounted for approximately 97% and 96% of Aston’s total revenue in 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company’s balance sheet includes accounts receivable of $4,091,513 and $2,039,687, respectively, associated with these fees, as Aston is generally paid in the first week of the month following the month in which fees were earned.

b.   Highbury has engaged Berkshire Capital to act as its non-exclusive financial adviser in connection with possible acquisitions and a review of strategic alternatives. In such capacity, Berkshire Capital assists us in (i) structuring, negotiating and completing acquisitions of targets identified by us and acknowledged by both us and Berkshire Capital as being subject to Berkshire Capital’s engagement, and (ii) identifying prospective purchasers if we decide to pursue a sale transaction (including our proposed Merger), and structuring, negotiating and assisting us in the completion of such transaction. If we enter into an agreement to acquire a target company during the term of Berkshire Capital’s engagement or within two years thereafter, and such acquisition is completed, then we will pay Berkshire Capital a success fee at closing equal to the greater of (a) the sum of 3.0% of the first $15 million of the aggregate consideration in such transaction and 1.0% of the aggregate consideration in such transaction in excess of $15 million, and (b) $600,000. Upon the execution of a definitive agreement with respect to an acquisition, we will pay Berkshire Capital $200,000 which will be credited against the success fee.  Upon the consummation of the Merger, we will pay Berkshire Capital a success fee at closing equal to the greater of (x) 1.0% of the aggregate consideration in the Merger and (y) $1,000,000. Upon the execution of the Merger Agreement, we paid Berkshire Capital $150,000 which will be credited against the success fee. We will also reimburse Berkshire Capital for its reasonable expenses in performing its services under the engagement letter and will indemnify Berkshire Capital for liabilities it incurs in performing such services, unless such liabilities are attributable to Berkshire Capital’s gross negligence or willful misconduct. R. Bruce Cameron, our Chairman of the board of directors, Richard S. Foote, our President, Chief Executive Officer and Director, and R. Bradley Forth, our Executive Vice President, Chief Financial Officer and Secretary are employees and equity owners of Berkshire Capital. As a result of these affiliations, these individuals will benefit from the transaction to the extent of their interest in Berkshire Capital. Berkshire Capital has agreed to take such measures as necessary to ensure that Messrs. Cameron, Foote and Forth do not receive compensation from Berkshire Capital directly from the fee paid to Berkshire Capital in connection with the Merger. We believe, based on discussions with other investment banks, that the terms of our engagement of Berkshire Capital are at least as favorable as we could have obtained from an unaffiliated third party. Our engagement of Berkshire Capital was approved in accordance with our Related Person Policy.  In connection with the signing of the Merger Agreement, Highbury and Berkshire Capital entered into a Termination Agreement, dated December 12, 2009, pursuant to which Berkshire Capital’s engagement as financial advisor of Highbury will terminate at the time of the closing of the Merger.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

c.   The Company presently occupies office space provided by Berkshire Capital. Berkshire Capital has agreed that it will make such office space, as well as certain office and secretarial services, information technology equipment and access to numerous subscription-based periodicals and databases available to the Company, as may be required by the Company from time to time. The Company has agreed to pay Berkshire Capital $10,000 per month for such facilities and services. The consolidated statements of income for the years ended December 31, 2009 and 2008 include $120,000 related to this agreement. The agreement is terminable by either party upon six months’ prior notice. This agreement was ratified in accordance with our Related Person Policy.  In connection with the signing of the Merger Agreement, Highbury and Berkshire Capital entered into a termination agreement, dated as of December 12, 2009, pursuant to which the office services agreement will terminate at the time of the closing of the Merger.

13.  Aston Operating Allocation

During the three months ended March 31, 2009, Aston’s operating expenses exceeded the Operating Allocation by $604,432.  These excess expenses were funded by a reduction in the management stockholders’ share of the Owners’ Allocation.  During the period from April 1, 2009 through August 10, 2009, Aston’s operating expenses were $546,818 less than the Operating Allocation.  This excess Operating Allocation for the period from April 1, 2009 through August 10, 2009 was allocated to the management stockholders’ share of the Owners’ Allocation to partially offset the shortfall from the first quarter of 2009 and is reflected as an increase in net income attributable to noncontrolling interest.  Aston’s operating expenses in the period from January 1, 2009 through August 10, 2009 exceeded the Operating Allocation by $57,614.  These excess expenses were funded by a reduction in the management stockholders’ share of the Owners’ Allocation and were reflected as a reduction in net income attributable to noncontrolling interest.  In no other prior period did Aston’s operating expenses exceed the Operating Allocation.

14.  Significant Events

a.  In July 2009, three of our significant stockholders sent letters to our board of directors requesting, among other things, changes to our management and the composition of our board of directors. In response to the initiatives of these stockholders, in July 2009, our board of directors formed a special committee consisting of Hoyt Ammidon Jr., who chairs the special committee, Theodore M. Leary Jr. and Aidan J. Riordan, each of whom is an independent director, to explore and evaluate strategic alternatives aimed at enhancing value for all of our stockholders. The special committee hired the investment banking firm of Sandler O'Neill & Partners and the law firm of Debevoise & Plimpton LLP to provide financial advisory and legal services, respectively, to the special committee. We have incurred significant fees and expenses associated with the special committee and the process of exploring strategic alternatives. These fees include an annual fee of $40,000 to be paid to the chairman of the special committee, an annual fee of $20,000 to be paid to other members of the special committee, a fee of $1,000 to be paid to each member of the special committee for each meeting of the special committee attended, whether in person or by telephonic conference, and financial advisory fees and legal fees paid to the advisers to the special committee all of which continue to be incurred in connection with the Merger.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

In addition, one of our significant stockholders, Peerless Systems Corporation (“Peerless”), filed a definitive proxy statement with the SEC on November 25, 2009 in connection with our 2009 annual meeting of stockholders, in which Peerless solicited proxies to elect Timothy E. Brog to our board of directors and to adopt two non-binding stockholder proposals. As a result, we incurred fees and expenses in connection with our 2009 annual meeting of stockholders in excess of the fees and expenses typically associated with an uncontested proxy solicitation.

On December 18, 2009, we entered into an agreement with Peerless and Mr. Brog pursuant to which Peerless ended (i) its proxy contest to elect Mr. Brog to our board of directors at our 2009 annual meeting stockholders and (ii) its support of two non-binding stockholder resolutions. Pursuant to the agreement, Peerless and Mr. Brog (i) ceased all of their solicitation efforts with respect to our 2009 annual meeting of stockholders, (ii) agreed not to vote any proxies obtained by them at our 2009 annual meeting of Highbury stockholders, (iii) agreed to vote all of Peerless’ shares of Highbury Common Stock in favor of the election of Hoyt Ammidon Jr. and John Weil as directors of Highbury for a term expiring at the 2012 annual meeting of Highbury stockholders, (iv) agreed to vote all of Peerless’ shares in accordance with the recommendations of the our board of directors with respect to the Merger, (v) waived Peerless’ appraisal and dissenters’ rights with respect to the Merger and (vi) agreed not to take any action in opposition to the recommendations or proposals of our board of directors or to effect a change of control of us.

The agreement further provides that if the Merger is not completed on or before July 16, 2010, or the Merger Agreement is terminated, then our board of directors will take all necessary action to appoint Mr. Brog to serve on our board of directors for a term expiring at the 2012 annual meeting of stockholders. We also agreed to reimburse Peerless for $200,000 of its expenses incurred in the proxy contest with respect to the 2009 annual meeting of stockholders. The parties also agreed to customary mutual releases, covenants not to sue and non-disparagement provisions. The agreement terminates upon the earliest of (i) the mutual agreement of the parties, (ii) consummation of the Merger, (iii) August 13, 2010 or (iv) the termination of the Merger Agreement. The mutual releases and covenants not to sue survive any such termination.

For the fiscal year ended December 31, 2009, Highbury incurred significant expenses related to the special committee and the contested proxy solicitation in connection with our 2009 annual meeting of stockholders. Such expenses have and may continue to be incurred in amounts which cannot presently be estimated, but which may continue to be substantial. These additional expenses have had a negative impact on our results of operations during the fiscal year ended December 31, 2009 and may have a negative impact on our results in future periods.

b.  On August 10, 2009, the Company entered into an Exchange Agreement with the holders of the noncontrolling interest in Aston. Each holder of the noncontrolling interest exchanged all of its Series B limited liability company interests in Aston for newly authorized Series B Preferred Stock of the Company, resulting in an aggregate issuance of 1,000 shares of Series B Preferred Stock with a face value of $22.5 million.  This Series B Preferred Stock carries a 4% dividend and participates in any dividends paid to holders of the Company’s Common Stock on an as-converted basis.  Each share of Series B Preferred Stock is initially convertible into 4,500 shares of Common Stock, reflecting an initial conversion price of $5.00 per share.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

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

The holders of Series B Preferred Stock may elect to convert the Series B Preferred Stock into Common Stock under certain circumstances.  Holders of Series B Preferred Stock may also require the Company to redeem their shares of Series B Preferred Stock upon a change of control of the Company at a redemption price per share equal to the greater of the face value of such preferred stock (plus accrued and unpaid dividends) or fair value, as defined.  Because the holders of Series B Preferred Stock may require the Company to redeem their shares upon the occurrence of certain changes of control (as defined in the certificate of designation for the Series B Preferred Stock) outside the control of the Company, the Series B Preferred Stock has a temporary equity classification on our balance sheet.

c.  On August 10, 2009, the Company’s board of directors declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock.  The dividend was paid on August 25, 2009 to the stockholders of record on August 11, 2009 (the "Record Date").  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the "Series A Preferred Stock") at a price of $20.00 (the "Purchase Price"), subject to adjustment. The Rights will have no financial impact on the Company unless they are exercised, exchanged or redeemed.

Until the earlier to occur of (i) 10 business days following a public announcement that a person or group of affiliated or associated persons (with certain exceptions, an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) 10 business days (or such later date as may be determined by action of the board of directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of the Record Date, by such Common Stock certificate.

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

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The Purchase Price payable, and the number of shares of Series A Preferred Stock or other securities or property issuable, upon exercise of the Rights is subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Series A Preferred Stock, (ii) upon the grant to holders of the Series A Preferred Stock of certain rights or warrants to subscribe for or purchase Series A Preferred Stock at a price, or securities convertible into Series A Preferred Stock with a conversion price, less than the then-current market price of the Series A Preferred Stock or (iii) upon the distribution to holders of the Series A Preferred Stock of evidences of indebtedness or assets (excluding regular periodic cash dividends or dividends payable in Series A Preferred Stock) or of subscription rights or warrants (other than those referred to above).

The number of outstanding Rights is subject to adjustment in the event of a stock dividend on the Common Stock payable in shares of Common Stock or subdivisions, consolidations or combinations of the Common Stock occurring, in any such case, prior to the Distribution Date.

Shares of Series A Preferred Stock purchasable upon exercise of the Rights will not be redeemable.  Each share of Series A Preferred Stock will be entitled, when, as and if declared, to a minimum preferential quarterly dividend payment of the greater of (a) $10.00 per share, and (b) an amount equal to 1,000 times the dividend declared per share of Common Stock.  In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Stock will be entitled to a minimum preferential payment of the greater of (a) $10.00 per share (plus any accrued but unpaid dividends), and (b) an amount equal to 1,000 times the payment made per share of Common Stock.  Each share of Series A Preferred Stock will have 1,000 votes, voting together with the Common Stock.  Finally, in the event of any merger, consolidation or other transaction in which outstanding shares of Common Stock are converted or exchanged, each share of Series A Preferred Stock will be entitled to receive 1,000 times the amount received per share of Common Stock.  These rights are protected by customary antidilution provisions.

Because of the nature of the Series A Preferred Stock's dividend, liquidation and voting rights, the value of the one one-thousandth interest in a share of Series A Preferred Stock purchasable upon exercise of each Right should approximate the value of one share of Common Stock.

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

At any time after any person or group becomes an Acquiring Person and prior to the earlier of one of the events described in the previous paragraph or the acquisition by such Acquiring Person of 50% or more of the outstanding shares of Common Stock, the board of directors may exchange the Rights (other than Rights owned by such Acquiring Person which will have become void), in whole or in part, for shares of Common Stock or Series A Preferred Stock (or a series of the Company's preferred stock having equivalent rights, preferences and privileges), at an exchange ratio of one share of Common Stock, or a fractional share of Series A Preferred Stock (or other preferred stock) equivalent in value thereto, per Right.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

At any time prior to the time an Acquiring Person becomes such, the board of directors may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the "Redemption Price") payable, at the option of the Company, in cash, shares of Common Stock or such other form of consideration as the board of directors shall determine.

d.  On December 12, 2009, the Company entered into the Merger Agreement by and among AMG, Merger Sub and Highbury, pursuant to which Highbury will merge with and into Merger Sub.  Pursuant to the Merger Agreement, the holders of Highbury common stock will receive 1,748,879 shares of AMG common stock in the aggregate as consideration in the Merger, subject to potential reduction as described below. At the effective time of the Merger, each share of Highbury common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned or held directly by Highbury and dissenting shares) will be cancelled and automatically converted into the right to receive such fraction of a share of AMG common stock as is equal to the aggregate Merger consideration divided by the number of shares of Highbury common stock issued and outstanding immediately prior to the effective time of the Merger, which includes the shares of common stock to be issued in exchange for Highbury Series B Preferred Stock pursuant to the terms of an exchange agreement entered into by Highbury with each holder of Series B Preferred Stock. Assuming no reduction in aggregate Merger consideration, as discussed below, each share of Highbury common stock would receive 0.075952 shares of AMG common stock.

If the “revenue run rate” (which generally means annualized advisory fees on assets under management, excluding separate account referral fees, interest income, certain money market administration fees and certain excluded accounts) of Aston as of the end of the calendar month prior to the closing of the Merger attributable to clients who consent to continuing their advisory agreements following the Merger is less than 90% of the revenue run rate as of November 30, 2009 (without giving effect to market movement between those two dates), then the aggregate Merger consideration payable to Highbury stockholders will be reduced by 1% for each 1% by which the revenue run rate as of such date is less than 90% of the revenue run rate as of November 30, 2009. If the revenue run rate is lower than 80% of the November 30, 2009 revenue run rate (without giving effect to market movement between those two dates), then neither party is required to close the Merger. In addition, if the revenue run rate as of the end of the month prior to the closing of the Merger is not at least equal to 82.5% of the revenue run rate as of November 30, 2009 (giving effect to market movements between those two dates), then neither party is required to close the Merger. The revenue run rate as of November 30, 2009 was $44.2 million.

For example, if the loss of clients resulted in a revenue run rate as of the end of the calendar month prior to the closing of the Merger of 85% of the November 30, 2009 revenue run rate (without giving effect to market movement between those two dates), then the aggregate Merger consideration payable to Highbury stockholders will be 1,661,435 shares of AMG common stock, or 0.072154 shares of AMG common stock for each outstanding share of Highbury Common Stock.

In addition, immediately prior to the closing of the Merger, subject to applicable law and the terms of the Merger Agreement, Highbury's board of directors intends to declare a special dividend, payable on the closing date of the Merger, to all holders of record of shares of Highbury Common Stock immediately prior to the effective time of the Merger in an aggregate amount equal to Highbury's working capital (including all Highbury liabilities, subject to certain exceptions, and Merger related transaction expenses then outstanding) as of the end of the calendar month prior to the closing of the Merger minus $5.0 million.

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

The board of directors of Highbury intends to declare and pay the special dividend to the maximum extent permissible under the Merger Agreement.  Pursuant to the terms of the Merger Agreement, Highbury is also permitted to make certain distributions to its stockholders prior to closing, quarterly dividends up to $0.05 per share consistent with past practice, and to holders of Series B Preferred Stock at the applicable dividend rate set forth in the certificate of designation.

The obligations of each of Highbury and AMG to complete the Merger are subject to the satisfaction or waiver by the other party at or prior to the closing date of various conditions, including: (a) the approval of the Merger by the stockholders of Highbury; (b) the receipt of all required regulatory approvals; (c) the registration statement being declared effective by the SEC and the approval of the shares registered hereby for listing on the NYSE; (d) confirmation that all of the outstanding Highbury warrants have expired or have been exercised in full, in accordance with their terms; (e) the revenue run rate of Aston as of the end of the month prior to the closing of the Merger being at least equal to 82.5% of the revenue run rate as of November 30, 2009 (giving effect to market movements between those two dates); and (f) the revenue run rate of Aston as of the end of the month prior to the closing of the Merger attributable to clients who consent to continuing their agreements with Aston following the Merger being at least equal to 80% of the revenue run rate as of November 30, 2009 (without giving effect to market movements between those two dates).

In addition, the parties' obligations to complete the Merger are subject to the satisfaction or waiver by the other party at or prior to the closing date of the following conditions: (a) the accuracy of the parties' respective representations and warranties contained in the Merger Agreement; (b) the performance by each of Highbury and AMG in all material respects of their respective obligations under the Merger Agreement; (c) the receipt, by each registered investment company advised by Aston of board and stockholder approval of a new advisory contract with Aston and the election of not less than nine AMG nominees to the board of trustees of each such registered investment company; (d) the receipt by each registered investment company advised by Aston of board approval of certain sub-advisory agreements with Aston and the continued effectiveness of certain specified sub-advisory agreements and related agreements with Aston; (e) the continued effectiveness of certain ancillary agreements described in the notes to these consolidated financial statements and the continued employment by Aston of certain individuals; and (f) the absence of a material adverse effect on either Highbury or AMG.

The Merger Agreement may be terminated at any time prior to the effective time of the Merger by mutual written consent of AMG and Highbury. The Merger Agreement may also be terminated by either AMG or Highbury upon the occurrence of certain events.  In the event the Merger Agreement is terminated under certain circumstances, Highbury has agreed to pay AMG $3.6 million (less any previously paid expenses) as a termination fee.

e.  In connection with entering into the Merger Agreement, Richard S. Foote, Highbury's President and Chief Executive Officer and a director, and R. Bradley Forth, Highbury's Executive Vice President, Chief Financial Officer and Secretary, entered into severance agreements with Highbury.  The severance agreements terminate on December 31, 2010.

These severance agreements provide that if either of Messrs. Foote or Forth (i) is terminated for cause (as defined in the severance agreements) or  (ii) voluntarily terminates his employment with Highbury, other than a voluntary termination for good reason (as defined in the severance agreements), then Highbury will pay to him his base salary earned but unpaid through the date of termination (his “Earned Salary") and any vested amounts of benefits owing to him under Highbury's applicable employee benefit plans and programs, including any compensation previously deferred by him (together with any accrued earnings thereon) and not yet paid (his "Accrued Obligations”).

HIGHBURY FINANCIAL INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

If the employment of either of Messrs. Foote or Forth is terminated (i) by Highbury without cause, (ii) due to death, or (iii) voluntarily for good reason, then Highbury will pay to Mr. Foote or Mr. Forth, as the case may be, the following: (a) his Earned Salary, (b) his Accrued Obligations and (c) a separation payment equal to $584,000, in the case of Mr. Foote, and $292,000 in the case of Mr. Forth (each amount equal to the sum of his respective base salary currently in effect and the amount payable to him as an annual incentive payment for services rendered by him in 2009). During the period following satisfaction of the closing conditions to the Merger, Messrs. Foote and Forth may resign for "good reason."  Accordingly, if the Merger closes, it is anticipated that they will receive the separation payments.

Payment of the separation payment is contingent upon Mr. Foote or Mr. Forth, as the case may be, executing a general release agreement in favor of Highbury within 60 days of his termination.  The separation payment shall be payable in all cases, other than death, as soon as practicable (but no later than 10 days) following the expiration of the seven-day revocation period stated in the general release agreement, and in the case of death, within 30 days after death.  In addition, Mr. Forth will be subject to a six-month post-termination non-competition commitment in favor of Highbury.

e. Professional fees incurred by Highbury for the years ended December 31, 2008 and 2009, which are included in other operating expenses on the Consolidated Statements of Income, were $1,495,625 and $4,687,971, respectively.  These totals exclude professional fees incurred by Aston within its Operating Allocation.

15.  Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued.